Form 10-K
period 1993-12-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1994-03-18
CIK 92476

Form 10-K

                          Securities and Exchange Commission
                                Washington, D.C. 20549

          (Mark One)

             X      Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934 (Fee Required)

                       For fiscal year ended December 31, 1993
                                          or

                  Transition Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934 (Fee Required)

                    For the transition period from        to

                           Commission File Number:  1-2346

                         SOUTHWESTERN BELL TELEPHONE COMPANY

                 Incorporated under the laws of the State of Missouri
                   I.R.S. Employer Identification Number 43-0529710

                   One Bell Center, St. Louis, Missouri 63101-3099
                            Telephone Number 314-235-9800

          Securities registered pursuant to Section 12(b) of the Act: (See attached Schedule A)

             Securities registered pursuant to Section 12(g) of the Act:
          None.

          THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SOUTHWESTERN BELL CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL
          INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X        No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
          Form 10-K.    ( X )




                                      Schedule A

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



                 Title of each Class            Name of each exchange
                                                on which registered

           Three Year 7.70% Notes,             New York Stock Exchange
                due June 1, 1994

           Five Year 8.30% Notes,              New York Stock Exchange
              due June 1, 1996

           Seven Year 6-1/8% Notes,            New York Stock Exchange
              due March 1, 2000

           Eight Year 6-3/8% Notes,            New York Stock Exchange
              due April 1, 2001

           Twelve Year 6-5/8% Notes,           New York Stock Exchange
              due April 1, 2005

           Thirty-Eight Year 7-3/4%            American Stock Exchange
           Debentures, due September 1, 2009

           Forty Year 6-7/8% Debentures,       American Stock Exchange
              due February 1, 2011

           Forty Year 7-3/8% Debentures,       American Stock Exchange
                due May 1, 2012

           Forty Year 7-5/8% Debentures,       American Stock Exchange
              due October 1, 2013

           Forty Year 8-1/4% Debentures,       American Stock Exchange
              due March 1, 2014

           Twenty-two Year 7% Debentures,      New York Stock Exchange
              due July 1, 2015

           Forty Year 8-1/4% Debentures,       American Stock Exchange
              due April 1, 2017

           Thirty Year 7-5/8% Notes,           New York Stock Exchange
              due March 1, 2023

           Thirty-two Year 7-1/4%              New York Stock Exchange
           Debentures, due July 15, 2025





                                  TABLE OF CONTENTS

                                        PART I

          Item                                                  Page

          1.  Business  . . . . . . . . . . . . . . . . . .     4
          2.  Properties  . . . . . . . . . . . . . . . . .    12
          3.  Legal Proceedings   . . . . . . . . . . . . .    12
          4.  Submission of Matters to a Vote of Security
              Holders   . . . . . . . . . . . . . . . . . .     *


                                       PART II

          5.  Market for Registrant's Common Equity and
              Related Stockholder Matters (Inapplicable)  .     -
          6.  Selected Financial and Operating Data   . . .    13
          7.  Management's Discussion and Analysis of
              Results of Operations  (Abbreviated pursuant
              to General Instruction J(2))  . . . . . . . .    14
          8.  Financial Statements and Supplementary Data      22
          9.  Changes in and disagreements with Accountants
              on Accounting and Financial Disclosure  . . .    39


                                       PART III

          10. Directors and Executive Officers of the
              Registrant  . . . . . . . . . . . . . . . . .     *
          11. Executive Compensation  . . . . . . . . . . .     *
          12. Security Ownership of Certain Beneficial
              Owners and Management   . . . . . . . . . . .     *
          13. Certain Relationships and Related
              Transactions  . . . . . . . . . . . . . . . .     *


                                       PART IV

          14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K   . . . . . . . . . .    39



          __________

          * Omitted pursuant to General Instruction J(2).

                                        PART I

          Item 1.  Business.

          The Company

          Southwestern Bell Telephone Company (Telephone Company) was incorporated in 1882 under the laws of the State of Missouri.
          The Telephone Company is a wholly-owned subsidiary of Southwestern Bell Corporation (Corporation) which was incorporated in 1983 under the laws of the State of Delaware.
          The Telephone Company was a wholly-owned subsidiary of AT&T until January 1, 1984, when it was divested by AT&T pursuant to a court-ordered reorganization of the Bell System (divestiture). AT&T accomplished the divestiture by contributing its 100 percent interest in the Telephone Company to the Corporation and then distributing its ownership in the Corporation to its shareowners effective January 1, 1984.

          Operations Under the Modification of Final Judgment (MFJ)

          The MFJ, as originally approved by the United States District Court for the District of Columbia (Court) in 1982, placed restrictions on the types of businesses in which the Corporation could engage. The principal restriction prohibits the Corporation from providing interexchange telecommunications services. An exchange in this context refers to a Local Access and Transport Area (LATA), which is generally centered on a standard metropolitan service area or other identifiable community of interest. Interexchange service refers to the provision of telecommunications services between exchanges. The MFJ initially restricted the Corporation from providing information services and from manufacturing or providing telecommunications products, other than the provision of customer premises equipment (CPE) manufactured by others. CPE, as defined in the MFJ, represents equipment used on customers' premises to originate, route or terminate telecommunications. The MFJ also initially restricted the Corporation from engaging in nontelecommunications lines of business. These services and products are collectively known as "restricted lines of business". The MFJ permits the Corporation to obtain relief from these restrictions upon a showing that there is no substantial possibility that it could use its monopoly power to impede competition in the specific market it seeks to enter (waiver standard).

          The Department of Justice (DOJ) initiated a review of the MFJ's line of business restrictions in 1987. After that review, the Court removed the restriction against entry into nontelecommunications lines of business, as well as that portion of the information services restriction which prohibited voice messaging services (VMS), electronic mail, electronic White Pages services and certain gateway functions (i.e., a telecommunications arrangement, either by video or audio, in which customers can communicate with many different information service providers).

          In April 1990, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) affirmed the Court's decision not to remove the interexchange and manufacturing restrictions, but clarified the waiver standard in a manner beneficial to future waiver requests by the Corporation. The D.C. Circuit Court also reversed the decision not to lift the information services restriction in its entirety, and remanded the issue to the Court for reconsideration under a more lenient public interest standard which is to apply when AT&T and the DOJ, the original parties to the MFJ, do not oppose relief. In
          July 1991, the Court applied this public interest standard and issued an order which removed the information services restriction in its entirety, but stayed the effectiveness of the relief it granted the regional holding companies (RHCs), pending appeals. The D.C. Circuit Court has affirmed the order and the United States Supreme Court (Supreme Court) has refused to review the matter. Thus, the removal of the information services restriction on an intraexchange basis (within the LATA) has become final.

          Also as a result of proceedings before the Court since divestiture, the Corporation has been authorized to engage in the restricted lines of business outside the United States, subject to certain conditions designed to prevent an impact on United States markets. The Corporation has also obtained relief from the Court to provide interexchange cellular services in various markets throughout the United States, as well as intersystem handoff and automatic call delivery capabilities.

              Recent Waivers Denied

          The Corporation, jointly with the other RHCs, had appealed a July 1990 order of the Court holding that the RHCs were not permitted to transport common channel signaling 7 (CCS7) information across LATA boundaries for handoff to interexchange carriers at centralized signal transport points (STPs). CCS7 is the AT&T version of the internationally standardized signaling system which transmits signaling and service definition information between components of the telephone network. The STP is a type of switch which routes the signaling messages within the signaling network. The Court held that the MFJ requires that signaling information be given to the interexchange carriers in the LATA where the call originated, and also denied the RHCs' requests for waivers to establish the centralized STP service arrangement. The order was affirmed by the D.C. Circuit Court, and in February 1993 the Supreme Court refused to review the decision.

              Pending Waiver Requests and Appeals

          The Corporation has initiated other requests with the Court which seek the removal of some of the remaining restrictions. This includes a generic request, filed jointly by all the RHCs, seeking relief from the interexchange prohibition to provide wireless services without regard to geographic boundaries. In addition, the Corporation has also requested relief to provide interexchange cellular services in certain of its own regional markets. The Corporation has also filed waiver requests seeking relief from the manufacturing restriction, to permit the design and development of CPE, and the provision of telecommunications equipment to third parties. All of these requests are pending.

          In June 1993, the Corporation, along with the other RHCs, filed a joint request for a waiver to provide information services on an interLATA basis. A condition of the request is that the RHCs lease the interLATA transport from independent interexchange carriers. Opposition briefs were filed in October 1993.

          In January 1992, the Court denied a waiver to allow Ameritech Corporation (Ameritech), an RHC, to receive royalties from the sale to third parties of telecommunication equipment designed, developed and/or manufactured by the unaffiliated party with the financial assistance of Ameritech. The Court also denied the DOJ's request for a declaratory ruling that a funding/royalty agreement with a firm in which an RHC has neither a significant equity interest nor influence over operations does not constitute manufacturing. The ruling was appealed to determine the issue of whether an otherwise independent company over which an RHC has no operating control and only a minimal ownership interest, may be labelled an "affiliated enterprise" of the RHC under the MFJ, and whether a funding/royalty relationship such as that proposed by Ameritech is permissible under the MFJ. In December 1993, the D.C. Circuit Court ruled that the MFJ bans all arrangements in which RHCs have a direct and continuing share in the revenues of entities engaged in restricted activities. However, Ameritech's waiver request was remanded to the Court for further consideration and is pending.

          The Corporation has requested relief with regard to certain paging services, as described below. Although the Corporation recently sold its paging services subsidiary, these requests are being pursued as they may have relevance to other aspects of the Corporation's business. In February 1989, the Court granted a waiver permitting the RHCs to provide multi-LATA one-way paging services regardless of geographic scope, but included a condition requiring the interexchange links for multi-LATA paging services to be obtained from unaffiliated interexchange carriers. The Corporation appealed that portion of the order which prohibited it from owning the interexchange links outside the service territory of the Telephone Company. In October 1990, the D.C. Circuit Court reversed the Court's decision and remanded the matter to the Court for reconsideration. This matter is still pending.

          In January 1993, the Corporation filed a request for a waiver to provide interLATA paging origination and access to voice storage and retrieval services. This waiver would permit the origination of pages from outside of LATA boundaries and permit paging subscribers to access their voice-mail messages from outside of a LATA. This request is pending with the Court.

          Principal Services

          The Telephone Company's principal services include local services, network access and long-distance (i.e., toll) services, which are provided in the states of Arkansas, Kansas, Missouri, Oklahoma and Texas (five-state area).

          Local services involve the transport of telecommunications traffic between telephones and other CPE located within the same local service calling area. Local services include: basic local exchange service, extended area service, dedicated private line services for voice and special services, directory assistance and various vertical services. Vertical services represent discretionary, generally nonregulated, services which a customer may choose to supplement his/her basic line, such as: call waiting, call forwarding, call blocking, etc.

          Toll services involve the transport of traffic between local calling areas within the same LATA, and include such services as Wide Area Telecommunications Service (WATS or 800 services) and other special services.

          Network access services link a subscriber's telephone or other equipment to the transmission facilities of other non-Telephone Company carriers which, in turn, provide long-distance and other communications services. Network access is either switched, which uses a switched communications path between the carrier and the customer, or special, which uses a direct nonswitched path.

          The following table sets forth for the Telephone Company the percentage of total operating revenues by any class of service which accounted for 10 percent or more of total operating revenues in any of the last three fiscal years.

                                              Percentage of Total
                                              Operating Revenues
                                           1993      1992      1991

                Charges for local
                service                     48%       48%       48%

                Charges to
                interexchange carriers
                for network access          26%       26%       25%

                Charges for long-
                distance (i.e., toll
                service)                    12%       13%       14%

          Major Customer

          See Note 10, "Segment and Major Customer Information", on page 38 of this report.

          Government Regulation

          In the five-state area, the Telephone Company is subject to regulation by state commissions which have the power to regulate intrastate rates and services, including local, toll, private line and network access (both intraLATA and interLATA access within the state) services. The Telephone Company is also subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to foreign and interstate rates and services, including interstate access charges. Access charges are designed to compensate the Telephone Company for the use of its facilities for the origination or termination of long-distance and other communications by non-Telephone Company carriers.

          Additional information relating to federal and state regulation of the Telephone Company is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Regulatory Environment" beginning on page 17 of this report.

          Principal Markets

          The Telephone Company provides its services along approximately 9 million residential and 4 million business access lines in the five-state area. During 1993, more than half of the Telephone Company's access line growth occurred in Texas. In 1993, 1992 and 1991, approximately 73 percent of the Telephone Company's total operating revenues were attributable to intrastate operations.

          Status of New Services

          During 1993, the Telephone Company continued to expand its offering of optional services, known as Easy Options. These options include, among others: Caller ID, a feature which displays the telephone number of the person calling and, by next year, will also display the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

          Recent changes in Texas law will allow the Telephone Company to introduce Caller ID in its largest markets during 1994 and 1995. Caller ID is now being offered in certain markets in all of the states in the Telephone Company's five-state area.

          The FCC has promulgated certain rules that impact the manner in which the Telephone Company may offer enhanced services, which generally include services which are more than basic transmission services. Under FCC decisions known as Computer Inquiry III, the Telephone Company is permitted to offer enhanced services either on its own or jointly with its affiliates, subject to nonstructural safeguards, designed to permit the Telephone Company's competitors to acquire needed network services on an efficient, non-discriminatory basis and to reduce the risk of cross-subsidization. These safeguards include accounting and reporting procedures, and Open Network Architecture (ONA) requirements, which represent the Telephone Company's plan essentially to provide equal access to its network to all enhanced service providers. Enhanced services are deregulated at the federal level, and none of the Telephone Company's state commissions have, as yet, asserted jurisdiction over intrastate enhanced services.

          In December 1991, after various court proceedings, the FCC slightly modified the original Computer Inquiry III nonstructural competitive safeguards. The Telephone Company received FCC acknowledgement of its initial ONA implementation in November 1992. However, the current modified Computer Inquiry III nonstructural safeguards are subject to an appeal now pending at the U.S. Court of Appeals for the Ninth Circuit.

          Competition

          Competition is growing in the telecommunications industry. Regulatory and court decisions have expanded the number of alternative service providers offering telecommunications services. Technological advances have expanded the types and uses of services and products available. Accordingly, the Corporation faces increasing competition in significant portions of its business.

          The Telephone Company currently faces competition from, but not limited to, competitive access providers (CAPs), private networks, residential multi-tenant services, interexchange carriers, cellular providers, resellers and providers of telecommunications equipment. CAPs typically build fiber optic "rings" throughout large metropolitan areas to provide transport services (generally high-speed data) for large business customers and interexchange carriers. Also, an increasing number of individual firms, particularly large business customers, have established their own private network systems to transmit voice and data, bypassing Telephone Company facilities. The extent of the economic incentive to bypass the local exchange network depends upon local exchange prices, access charges, regulatory policy and other factors. End user charges ordered by the FCC are designed to mitigate the effect of system bypass.

          Recent regulatory rulings have sought to expand competition for special and switched access services. Special access refers to a dedicated transmission path, used primarily by large business customers and long-distance carriers, which does not involve switching at the local exchange carrier central office. Switched access refers to the link between local exchange carriers' switching facilities and long-distance carriers' networks; switched access transport is one component of this process. In October 1992, the FCC released an order requiring large local exchange carriers, including the Telephone Company, to file tariffs permitting independent parties to physically collocate (i.e., locate) their equipment within local exchange carrier central offices for purposes of providing certain special access services. Local exchange carriers were also required to work out virtual collocation agreements for central offices where there is insufficient space for physical collocation. Virtual collocation involves a set of technical and pricing rules intended to position the interconnector as if its equipment were located in the central office. Tariffs were filed in February 1993, and became effective in June 1993. In November 1992, the Telephone Company joined with 11 local exchange carriers in a petition filed with the FCC to stay the physical collocation requirement, and also filed a separate petition to stay the virtual collocation requirement. After denial of the petitions, the Telephone Company and several other local exchange carriers filed an appeal with the D.C. Circuit Court. Oral arguments were presented in February 1994.

          In September 1993, the FCC released an order essentially imposing the same collocation requirements for switched access transport services as for special access services. In November 1993, the Telephone Company and other local exchange carriers filed an appeal of that order as well. Switched access transport collocation tariffs were filed in November 1993, and became effective in February 1994.

          State regulatory commissions are also addressing issues pertaining to CAPs. In Texas, the Texas Public Utility Commission (TPUC) was asked to determine whether CAPs must first obtain a certificate of convenience and necessity before providing certain intrastate services. In response, the TPUC adopted a change to the definition of local exchange service that would allow CAPs to provide certain intrastate services without specific TPUC approval. The Telephone Company is appealing this decision. In February 1993, the TPUC denied a petition filed by a CAP seeking intrastate collocation, rate unbundling and the elimination of resale restrictions in Telephone Company tariffs, and indicated it would address these issues in separate proceedings. In Missouri, CAPs are permitted to provide certain services, including special access and interexchange and intraexchange private line services, upon a showing of financial viability and authorization from the Missouri Public Service Commission (MPSC). In Missouri, a number of CAPs are presently certified to offer services.

          The MPSC, in December 1992, granted the Telephone Company transitionally competitive status for toll, WATS, 800, operator and private line services, which has been appealed by several parties. This decision permits the Telephone Company to file minimum and maximum rates for those services, within which it can change rates without prior MPSC approval once enabling tariffs are approved. The Telephone Company plans to file for these rates in early 1994.

          In February 1993, the Arkansas Public Service Commission issued an order granting Tier 1 local exchange carriers, including the Telephone Company, the choice between physical and virtual collocation. The Telephone Company has appealed that decision to the Arkansas Court of Appeals. The Oklahoma Corporation Commission (OCC) issued an order in February 1993, adopting a policy of local exchange carriers discretion to choose between physical and virtual collocation. In Texas, the TPUC adopted a rule in January 1994, requiring expanded interconnection for special access services on terms similar to the interstate tariffs. The rule also requires the Telephone Company to provide expanded interconnection for private line services, and to unbundle special access and private line services. In Missouri, the MPSC has initiated preliminary discussions on expanded interconnection. The Kansas Corporation Commission (KCC) presently does not authorize intrastate collocation.

          The Telephone Company faces increasing competition in its intraLATA toll markets, primarily from interexchange carriers and resellers. IntraLATA toll competition currently exists in various forms in Arkansas, Missouri and Texas. In Kansas, certain types of intraLATA toll competition went into effect in November 1993. And in Oklahoma, the OCC is currently considering an Administrative Law Judge's recommendation to allow certain types of intraLATA toll competition.

          In the future, it is likely that additional competitors will emerge in the telecommunications industry. Cable television companies and electric utilities have expressed an interest in providing telecommunications services. Interexchange carriers have also expressed interest in providing local service, either directly or through alternative wireless networks, and one carrier has publicly announced its intent to provide local service in certain markets, some of which may be in the Telephone Company's five-state area. During 1993, several RHCs announced mergers, acquisitions, or investments in domestic cable companies, subject to court and regulatory approval. As a result of these mergers and acquisitions, the Corporation may face competition from entities offering both cable and telephone services over their transport mediums in the Telephone Company's operating territory.

          In September 1993, the FCC adopted an order allocating radio spectrum and outlining development of licenses for new personal communications services (PCS). PCS utilizes wireless telecommunications technology, using different radio spectrum than cellular, and, like cellular, is designed to permit access to a variety of communications services regardless of subscriber location. Under an auction process scheduled to begin in May 1994, up to seven new licenses could be awarded in each of 51 geographic areas. Licenses may be combined by spectrum amounts and geographically, including creation of a nationwide service. The Telephone Company will monitor the auction of PCS licenses within its operating area to assess competitive impacts.

          Competitive opportunities may arise as a result of pending legislative and legal proceedings. Legislation has recently been introduced in the United States Congress which, if adopted, could allow the Corporation to enter previously restricted lines of business. Specifically, provisions of certain of these bills seek to eliminate or modify restrictions imposed at divestiture by the MFJ related to electronic publishing, telecommunications equipment manufacturing and interLATA telecommunications services, and would allow local exchange carriers to compete in the cable television business in their own areas. In addition, pricing flexibility could be granted for services subject to competition. In February 1994, the Corporation filed a lawsuit in the U.S. District Court in Dallas, seeking to overturn provisions of the Cable Communications Policy Act of 1984, in order to provide cable television service in the Telephone Company's five-state area. The outcome of these proceedings cannot be predicted at this time.

          The Corporation is aggressively representing its interests regarding competition before federal and state regulatory bodies and courts, and before Congress and state legislatures, and will continue to evaluate the increasingly competitive nature of its business and the appropriate regulatory, legislative and industry solutions needed to respond effectively to competition.

          The Telephone Company currently accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Continued application of Statement No. 71 is appropriate only if it is reasonable to assume that rates designed to recover costs can be charged to and collected from customers. This assumption requires, among other things, consideration of anticipated changes in levels of demand or competition during the recovery period for any capitalized costs. It is management's opinion that application of Statement No. 71 to the Telephone Company is appropriate at this time. If, as a result of actual and anticipated increases in competition and other changes in the telecommunications industry, including the manner of determining rates, the Telephone Company determines that it no longer qualifies for the provisions of Statement No. 71, management expects that the resulting non-cash extraordinary charge would be material.

          Research and Development

          The majority of company-sponsored basic and applied research activities are conducted at Bell Communications Research, Inc. (Bellcore). The Telephone Company owns a one-seventh interest in Bellcore along with the other six RHCs. Bellcore is also the coordinator for the Federal government's telecommunications requirements on national security and emergency preparedness.

          Basic and applied research is also conducted at Southwestern Bell Technology Resources, Inc. (TRI), a subsidiary of the Corporation. TRI provides technology planning and assessment services to the Telephone Company.

          Employees

          As of January 31, 1994, the Telephone Company employed 49,370 persons. Approximately 76 percent of the employees are represented by the Communications Workers of America (CWA). Effective in August 1992, a three-year contract was negotiated between the CWA and the Telephone Company. This contract will be subject to renegotiation in mid-1995.

          Item 2.  Properties.

          The properties of the Telephone Company do not lend themselves to description by character and location of principal units. At December 31, 1993, network access lines represented
          45 percent of the Telephone Company's investment in telephone plant; central office equipment represented 36 percent; land and buildings represented 10 percent; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 7 percent; and information origination/termination equipment represented
          2 percent.

          Item 3.  Legal Proceedings.

          Not applicable

                                       PART II

          Item 6.

                         SOUTHWESTERN BELL TELEPHONE COMPANY
                        SELECTED FINANCIAL AND OPERATING DATA



                                    At December 31, or for the year ended
                                         1993                   1992

   Return on Weighted Average             12.48%*                10.71%
     Total Capital

   Debt Ratio (debt, including            48.58%**               41.31%
     current maturities, as a
     percentage of total
     capital)

   Network access lines in                13,238                 12,803
     service (000)

   Access minutes of use                  43,767                 41,235
     (000,000)

   Long-distance messages                  1,093                  1,057
     (000,000)

   Number of employees                    49,320                 49,960


          * Calculated using income before extraordinary loss and cumulative effect of changes in accounting principles. These impacts are included in shareowner's equity.

          ** Shareowner's equity used in debt ratio calculation includes extraordinary loss and cumulative effect of changes in accounting principles.

          Item 7.  Management's Discussion and Analysis of Results of
          Operations.

          Dollars in Millions

          Southwestern Bell Telephone Company (Telephone Company) provides telecommunications services through approximately 13.2 million access lines in Arkansas, Kansas, Missouri, Oklahoma and Texas (five-state area). The Telephone Company is a public utility subject to regulation by each of the state jurisdictions in which it operates and by the Federal Communications Commission (FCC). The Telephone Company is a wholly-owned subsidiary of Southwestern Bell Corporation (Corporation).

          This discussion should be read in conjunction with the financial statements and the accompanying notes.

          Results of Operations

          Summary

          Financial results, including changes from the prior year, are summarized as follows:

                                                                 Percent
                                                                  change
                                                                 1992 vs.
                                           1993        1992        1993

  Operating revenues                    $ 8,072.9    $7,744.0       4.2%

  Operating expenses                    $ 6,240.9    $6,040.0       3.3%

  Income before extraordinary loss and
   accounting changes                   $ 1,015.0    $  964.1       5.3%

  Extraordinary loss                    $  (153.2)        -         -

  Accounting changes                    $(1,849.4)        -         -

  Net income (loss)                     $  (987.6)   $  964.1    (202.4)%

          The Telephone Company reported income before extraordinary loss and cumulative effect of changes in accounting principles of $1,015.0. Extraordinary loss associated with early extinguishment of debt was $153.2. The adoption of financial accounting standards relating to postretirement benefits, postemployment benefits and income taxes resulted in one-time charges of $1,849.4 in the first quarter of 1993. As a result, net loss for the year was $987.6.

          The primary factors contributing to the increase in income before extraordinary loss and cumulative effect of changes in accounting principles in 1993 were the growth in demand for services and products and the decrease in license fees for switching system software. These factors were partially offset by increased postretirement benefit and depreciation expenses, accruals for potential rate reductions, and a one-time charge for restructuring.


          Items affecting the comparison of the operating results between 1993 and 1992 are discussed in the following sections.

          Operating Revenues

          Total operating revenues increased $328.9, or 4.2 percent, in 1993. Revenue components of total operating revenues, including changes from the prior year, are as follows:
                                                                 Percent
                                                                  change
                                                                 1993 vs.
                                       1993          1992          1992

   Local service                    $  3,898.3    $ 3,727.3          4.6%

   Network access
     Interstate                        1,804.7      1,710.3          5.5

     Intrastate                          880.7        837.5          5.2

   Long-distance service                 965.7      1,003.4         (3.8)

   Other                                 523.5        465.5         12.5

                                    $  8,072.9    $ 7,744.0          4.2%

              Local Service revenues increased in 1993 due primarily to increases in demand, including growth in the number of access lines of 3.4 percent. Nearly two-thirds of the access line growth occurred in Texas. Local service revenues for the period also increased as a result of extended area service plans which expand the area defined as local service.

              Network Access Interstate network access revenues increased in 1993 due primarily to increases in demand for access services and growth in revenues from end user charges attributable to an increasing access line base. These increases were partially offset by decreases in recognized interstate rates.

              Intrastate network access revenues increased in 1993 due primarily to increases in demand. These increases were partially offset by previously ordered rate reductions, primarily in Texas.

              Long-Distance Service revenues decreased in 1993 due mainly to accruals for potential rate reductions in Oklahoma and the impact of extended area service plans. These decreases were partially offset by increases in demand for long-distance services. Although extended area service plans have had a negative effect on long-distance service revenues, this effect is partially offset by related increases in local service revenues, as noted in the discussion of local service revenues.

              Other revenues increased in 1993 due primarily to increases in demand for the Telephone Company's nonregulated services and products.


          Operating Expenses

          Total operating expenses increased $200.9, or 3.3 percent, in
          1993.   Expense components of total operating expenses, including
          changes from the prior year, are as follows:

                                                                  Percent
                                                                  change
                                                                 1993 vs.
                                        1993          1992         1992

   Cost of services and products    $ 2,519.1      $ 2,594.3        (2.9)%

   Selling, general and
   administrative                     2,022.2        1,830.7        10.5

   Depreciation and amortization      1,699.6        1,615.0         5.2

                                    $ 6,240.9      $ 6,040.0         3.3%

              Cost of Services and Products decreased in 1993 due primarily to a decrease in license fees for switching system software. Increased switching system software expenses in 1992 were associated with advanced calling features and an accelerated implementation of a single national database of 800 numbers as mandated by the FCC. This decrease was partially offset by costs related to increased demand for services and products, and annual compensation increases.

              Selling, General and Administrative expenses increased in 1993 due primarily to the increase of approximately $110 in postretirement benefits expense required by the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement No. 106) as discussed in Note 2 to the financial statements. The increased expenses also reflect a one-time charge for restructuring, as further discussed in "Other Business Matters," as well as increases in property and other taxes and annual compensation increases.

              Depreciation and Amortization increased in 1993 mainly due to changes in plant level and composition. This increase was partially offset by a decrease in reserve deficiency amortization.

          Interest Expense decreased $23.5, or 5.7 percent, in 1993. The decrease was due primarily to lower interest rates on long-term debt refinanced during 1993.

          Other Income - Net decreased $52.0 in 1993. The decrease was due primarily to the absence of interest income associated with the settlement of federal income tax audit issues in 1992 and to increases in legislative advocacy expenses in Texas.

          Federal Income Tax expense increased $47.7, or 15.1 percent, in 1993, primarily due to higher income before income taxes. Based on comparable results, management estimates that the change in tax rates and other provisions of the Omnibus Budget
          Reconciliation Act will decrease net income in 1994 by approximately $25-$30.

          Extraordinary Item The Telephone Company recorded an extraordinary charge of $153.2 in 1993 as a result of refinancing $2,100 of long-term debt. See Note 7 to the financial statements for additional information.

          Operating Environment and Trends of the Business

          Regulatory Environment

          The Telephone Company operates in a five-state area comprised of Arkansas, Kansas, Missouri, Oklahoma and Texas. The intrastate telecommunications operations of Arkansas, Missouri and Oklahoma are currently regulated under traditional rate-of-return methodology. Since 1990, Kansas and Texas intrastate telecommunications operations have been governed by alternative forms of regulation. The Telephone Company's interstate telecommunications operations in the five states are regulated by the FCC, using, since 1991, a price-cap methodology.

          The Texas Public Utility Commission (TPUC) requires that certain ratemaking adjustments be made to the Telephone Company's reported earnings in order to compute earnings subject to sharing according to its regulatory plan. These adjustments, however, are not used in preparing the published financial statements. Similarly, other jurisdictions may require that adjustments be made to reported earnings in order to compute regulatory returns. As a result, differences may exist between the returns reported to these regulatory bodies and those computed from Telephone Company financial information included in the financial statements.

          Following is a summary of significant regulatory proceedings.

          Missouri Missouri has completed its fourth and final year under an incentive regulation plan (Missouri Plan), formed as part of a September 1989 agreement among the Missouri Public Service Commission (MPSC), Office of Public Counsel (OPC) and the Telephone Company. Under its terms, the Telephone Company was required to reduce annual revenues, effective October 1989, by approximately $82, and upgrade its network in Missouri between 1990 and 1997 at an estimated cost of $180. The Missouri Plan also provided for a sharing of earnings between the Telephone Company and its customers at certain rate-of-return thresholds.

          Revenue sharing amounts for 1990 and 1991 were refunded to customers in June 1991 and June 1992, respectively, with no material impact on financial results. The Telephone Company was not required to share revenues for 1992, and expects that sharing for 1993, if any, will be minimal.

          In October 1992, the Telephone Company, the MPSC staff and OPC filed separate recommendations to the MPSC concerning the success of the Missouri Plan and proposing changes in procedures and parameters. The Missouri Plan, originally scheduled to expire on December 31, 1992, was ordered extended until December 31, 1993, to allow for consideration of the various proposals.

          The MPSC staff filed a complaint with the MPSC in January 1993 alleging that, under traditional rate-of-return methods, the Telephone Company's intrastate rates should be reduced by $150 annually. In December 1993, the MPSC issued an order requiring rate reductions of $84.6 annually, beginning January 1, 1994. The order also offered the Telephone Company the option of participating in a five-year Accelerated Modernization Plan
          (AMP). The AMP would have required annual revenue reductions of $84.6, a five-year rate freeze, as well as continued revenue sharing and accelerated network modernization.

          In December 1993, the Telephone Company declined the AMP offer on the basis that it would be detrimental to the Telephone Company, and obtained a temporary restraining order from the Cole County Circuit Court (Circuit Court), temporarily preventing enforcement of the ordered rate reductions. In February 1994, the Circuit Court granted a stay of the ordered rate reductions, pending disposition on appeal. All revenues in excess of the MPSC proposed reduced rates are being paid to the Circuit Court at this time and will not be reflected in 1994 operating revenues.

          The MPSC order did not impact 1993 financial results. The final impact of the order on future financial results cannot be determined until all issues are resolved.

          Oklahoma  In January 1989, the Oklahoma Corporation Commission
          (OCC) ordered an investigation into the reasonableness of the Telephone Company's intrastate rates. A final order was issued in August 1992, requiring the Telephone Company to refund revenues in excess of 11.41 percent return on equity, effective April 1991 through the date of the final order. The ordered refund obligation is $148.4.

          The OCC order also would reduce annual revenues by $100.6 effective September 1992 (of which $24.5 relates to wide-area calling plans which had already been implemented when the order was issued, and $7.4 relates to expanded wide-area calling plans implemented during 1993 through March 1994), partially offset by a positive annual revenue adjustment of $7.8 to compensate the Telephone Company for its investment of $84 over five years for network modernization. The order would also lower the allowed return on equity from 14.25 percent to 12.20 percent. In addition, the order denies recovery of depreciation expense associated with certain network assets and changes the regulatory method of accounting for pension expense. These actions could result in a maximum one-time reduction in net income of approximately $36.

          In September 1992, the Telephone Company appealed to the Oklahoma Supreme Court which suspended the effectiveness of the entire order pending final disposition. This appeal is still pending.

          The Telephone Company is contesting all aspects of the OCC's actions. Although it is unable to predict the outcome of the proceeding at this time, management believes that the OCC-ordered refund of revenues collected before the date of the OCC's August 1992 order is illegal under Oklahoma law, and will be overturned by the Court. The Court may require the Telephone Company to implement some portion of the annual rate reductions indicated in the OCC order. Management is unable to determine the outcome of the remaining portions of the OCC order. Ultimate resolution of the entire OCC order is not expected to have a material impact on financial results.

          In 1986, the OCC made an inquiry into the effects of the Tax Reform Act of 1986 on the Telephone Company. As a result, in October 1989, the OCC concluded that the Telephone Company had a revenue surplus of $27.5, and required the Telephone Company to invest this surplus, together with interest, to upgrade its network in Oklahoma rather than refund it to customers. In addition, prospective annual rate reductions totaling $7.8 were ordered, effective October 1989.

          In October 1989, the OCC order was appealed to the Oklahoma Supreme Court by various parties, including the Telephone Company. In December 1991, the Court upheld the portion of the OCC's decision that required the Telephone Company to invest the revenue surplus in network upgrades. The Court also determined that the OCC's finding of a depreciation reserve deficiency was not supported by substantial evidence and that the OCC's treatment of employee severance payments and cash working capital analysis was inappropriate. The OCC has not reconsidered the remand issues. A prehearing conference has been scheduled for April 1994. Although the final outcome of the OCC's reconsideration is uncertain at this time, management does not expect the decision to have a material future impact on financial results.

          Texas The Telephone Company has completed the third year of its four-year incentive regulation agreement (the Agreement), which was approved by the TPUC in November 1990. Under the terms of the Agreement the Telephone Company has agreed, over a four-year period ending November 29, 1994, to cap certain local rates, provide annual rate reductions and other benefits to customers in Texas, and upgrade the network at a cost of approximately $329. Rate reductions and customer benefits for 1991 were approximately $246. Additional rate reductions of $34 and $21 were implemented in 1992 and 1993, respectively, and additional rate reductions of approximately $146 will be implemented in 1994.

          The Agreement also provides an earnings-sharing mechanism designed to encourage efficiency and innovation by the Telephone Company. Revenue sharing amounts for 1991 and 1992 were refunded to customers in 1993, with no material impact on financial results. Management expects that sharing for 1993, if any, will be minimal.

          In 1991, the Agreement was appealed through the courts, and, in February 1993, the Texas Court of Appeals (Appeals Court) upheld the Agreement, but found that the TPUC incorrectly applied laws on the treatment of federal income tax benefits related to disallowed expenses and directed the matter back to the TPUC for resolution. In August 1993, the Telephone Company and opposing intervenors filed appeals in the Texas Supreme Court, and the matter is pending.

          In October 1992, the Office of Public Utility Counsel (OPUC) filed a petition for inquiry into the rates of the Telephone Company, alleging that the Telephone Company had realized excess annual earnings of approximately $234, which the sharing mechanism failed to capture. The Telephone Company filed a motion to dismiss in November 1992. In July 1993, TPUC granted the Telephone Company's motion to dismiss.

          Postretirement Benefits Other Than Pensions The adoption of Statement No. 106 for ratemaking purposes has been addressed by regulatory authorities in most of the Telephone Company's state jurisdictions. See Note 2 to the financial statements for additional information on Statement No. 106. Texas and Arkansas, through commission order, and Kansas, through stipulation and commission order, have agreed to accrual accounting for postretirement benefit expenses, with some funding requirements. In Missouri, the MPSC has ordered continued pay-as-you-go treatment for postretirement benefit expenses. The Telephone Company intends to appeal this order. In Oklahoma, the OCC has not ruled on the issue, although OCC staff has recommended accrual accounting for postretirement benefit expenses, with some funding requirements.

          An FCC order issued in December 1991 required all local exchange carriers to use the amortization method for recognition of the transition benefit obligation. In June 1992, the Telephone Company asked the FCC for the ability to increase its price caps to take into account the incremental interstate costs resulting from the accrual accounting required by Statement No. 106 (referred to as exogenous treatment). In January 1993, the FCC issued an order denying exogenous treatment for these incremental costs, but did not preclude the seeking of exogenous treatment of the transition benefit obligation in a separate filing in 1993. In February 1993, the Telephone Company joined with other local exchange carriers in an appeal of the January 1993 FCC order. In April 1993, the Telephone Company filed tariffs with the FCC requesting exogenous treatment of the transition benefit obligation. In June 1993, the FCC allowed the proposed rates to go into effect on July 1, 1993, subject to further investigation which could result in future refunds for all or part of the amount attributable to the transition benfit obligation. Potential refunds are currently being accrued by the Telephone Company; however, any future refunds are not expected to have a material impact on financial results.

          Competition

          Information relating to actual and potential competition impacting the Telephone Company's local exchange, vertical services, access and intraLATA toll revenues is included under the heading "Competition" in Item 1 on page 8 of this report.

          Other Business Matters

          Operational Restructuring During the third quarter of 1993, the Telephone Company announced a restructuring of its operations. The restructuring realigns the Telephone Company into two operating divisions, Customer Services, comprised of nine geographic market areas, and Network Services, which focuses on technology planning and deployment. As part of the restructuring, approximately 800 management positions were eliminated during 1993. Costs for severance, relocation and benefits associated with the positions currently eliminated were accrued during 1993, reducing net income by approximately $35. Over the next 18 to 24 months, approximately 700 additional management positions will be eliminated.

          Pending Litigation The Telephone Company is presently engaged in litigation with four Texas cities arising from the Telephone Company's alleged breach of certain ordinances relating to the Telephone Company's use of, and work activities in, streets and other public ways. The cases are entitled City of Mesquite v. Southwestern Bell Telephone Company, et al., and City of Harlingen and City of Brownsville v. Southwestern Bell Telephone Company, et al., in the U.S. District Court for the Northern District of Texas, and City of Port Arthur, et al., v. Southwestern Bell Telephone Company, et al., in the 136th Judicial District Court of Jefferson County, Texas. The City of Port Arthur action was certified as a class action on November 20, 1992. The certification order has been appealed by the Telephone Company. If the class certification is affirmed, the class could include approximately 110 Texas cities.

          The ordinances provide for the payment of a percentage of the gross receipts received by the Telephone Company from the provision of certain services within the cities. While the particular claims of the cities vary, they all allege that the Telephone Company should have included revenues received from other services in calculating the compensation described in the ordinances. The cities have demanded general unspecified actual and exemplary damages or have not specifically alleged the amount of damages resulting from the gross receipts claims. The Telephone Company believes it has several meritorious defenses to the claims and intends to vigorously pursue these defenses. Although the outcomes of these cases are uncertain, the Telephone Company believes that it will either be successful on the merits of the cases or that any unfavorable result will not have a material impact on the financial results.

          Item 8.  Financial Statements and Supplementary Data.


                            Report of Independent Auditors


          The Board of Directors
          Southwestern Bell Telephone Company

          We have audited the accompanying balance sheets of Southwestern Bell Telephone Company as of December 31, 1993 and 1992, and the related statements of income, shareowner's equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Bell Telephone Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

          As discussed in Notes 2 and 3 to the financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes.




                                               /s/ Ernst & Young

          San Antonio, Texas
          February 11, 1994



Southwestern Bell Telephone Company
Statements of Income
(Dollars in millions)
                                                1993         1992         1991
Operating Revenues
Local service                             $  3,898.3   $  3,727.3   $  3,527.9
Network access                               2,685.4      2,547.8      2,440.8
Long-distance service                          965.7      1,003.4      1,020.4
Other                                          523.5        465.5        435.0
Total operating revenues                     8,072.9      7,744.0      7,424.1

Operating Expenses
Cost of services and products                2,519.1      2,594.3      2,433.5
Selling, general and administrative          2,022.2      1,830.7      1,719.4
Depreciation and amortization                1,699.6      1,615.0      1,555.5
Total operating expenses                     6,240.9      6,040.0      5,708.4
Operating Income                             1,832.0      1,704.0      1,715.7

Other  Income (Expense)
Interest expense                              (385.2)      (408.7)      (456.3)
Other income (expense) - net                   (22.6)        29.4         26.9
Total other income (expense)                  (407.8)      (379.3)      (429.4)
Income Before Income Taxes, Extraordinary
  Loss and Cumulative Effect of Changes in
  Accounting Principles                      1,424.2      1,324.7      1,286.3

Income Taxes
Federal                                        364.4        316.7        316.6
State and local                                 44.8         43.9         33.7
Total income taxes                             409.2        360.6        350.3
Income Before Extraordinary Loss and
  Cumulative Effect of Changes in
  Accounting Principles                      1,015.0        964.1        936.0
Extraordinary Loss on Early Extinguishment
  of Debt, net of tax                         (153.2)         -          (80.7)
Cumulative Effect of Changes in Accounting
  Principles, net of tax                    (1,849.4)         -            -
Net Income (Loss)                         $   (987.6)  $    964.1   $    855.3

The accompanying notes are an integral part of the financial statements.

Southwestern Bell Telephone Company
Balance Sheets
(Dollars in millions)
                                                           December 31,
                                                          1993        1992
Assets
Current Assets
Cash and cash equivalents                            $    37.8   $    44.9
Accounts receivable - net of allowances
 for uncollectibles of $14.2 and $11.3                 1,375.0     1,259.6
Material and supplies                                    129.0       121.5
Deferred charges                                          46.8        53.4
Deferred income taxes                                    152.4        79.5
Prepaid expenses and other current assets                 56.6        63.0
Total current assets                                   1,797.6     1,621.9
Property, Plant and Equipment - Net                   15,699.1    15,666.1
Other Assets                                             401.7       570.6
Total Assets                                         $17,898.4   $17,858.6

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                        $   663.0   $   466.5
Accounts payable and accrued liabilities               2,160.0     2,002.8
Total current liabilities                              2,823.0     2,469.3
Long-Term Debt                                         4,383.0     4,524.5

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                  1,746.7     3,162.2
Postemployment benefit obligation                      2,817.7         -
Unamortized investment tax credits                       429.8       495.3
Other noncurrent liabilities                             356.7       116.2
Total deferred credits and other
 noncurrent liabilities                                5,350.9     3,773.7

Commitments (Note 5)

Shareowner's Equity
Common stock - one share, without par value,
     owned by parent                                       1.0     6,469.9
Paid-in surplus                                        5,706.9         -
Retained earnings (deficit)                             (366.4)      621.2
Total shareowner's equity                              5,341.5     7,091.1
Total Liabilities and Shareowner's Equity            $17,898.4   $17,858.6

The accompanying notes are an integral part of the financial statements.




Southwestern Bell Telephone Company
Statements of Cash Flows
(Dollars in millions, increase (decrease) in cash and cash equivalents)
                                              1993         1992         1991
Operating Activities
Net income (loss)                       $   (987.6)  $    964.1   $    855.3
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Depreciation and amortization           1,699.6      1,615.0      1,555.5
   Provision for uncollectible accounts       66.0         62.6         67.3
   Amortization of investment tax credits    (65.5)       (72.0)       (86.7)
   Pensions and other postemployment
    expenses                                 262.2         66.3        (55.2)
   Deferred income tax expense              (163.8)       (99.0)       (70.0)
   Extraordinary loss, net of tax            153.2          -           80.7
   Cumulative effect of accounting
    changes, net of tax                    1,849.4          -            -
   Changes in operating assets and
    liabilities:
      Accounts receivable                   (176.7)      (145.5)       (72.0)
      Other current assets                   (36.9)       (37.2)        (7.4)
      Accounts payable and accrued
       liabilities                           245.3        104.4        126.3
   Other - net                              (220.5)       256.1         43.4
Total adjustments                          3,612.3      1,750.7      1,581.9
Net Cash Provided by Operating Activities  2,624.7      2,714.8      2,437.2

Investing Activities
   Construction and capital expenditures  (1,667.8)    (1,617.4)    (1,475.3)
Net Cash Used in Investing Activities     (1,667.8)    (1,617.4)    (1,475.3)

Financing Activities
   Net change in short-term borrowings
    with original maturities of three
    months or less                            38.1       (189.9)       318.8
   Issuance of other short-term
    borrowings                                16.0        521.4          -
   Repayment of other short-term
    borrowings                              (137.6)      (394.8)         -
   Issuance of long-term debt              2,086.1        284.3        397.4
   Repayment of long-term debt               (10.7)       (11.1)        (7.8)
   Early extinguishment of debt and
    related call premiums                 (2,190.3)      (355.6)      (799.5)
   Dividends paid                           (865.6)      (960.6)      (855.4)
   Equity from parent                        100.0          -            -
Net Cash Used in Financing Activities       (964.0)    (1,106.3)      (946.5)
Net increase (decrease) in cash and cash
 equivalents                                  (7.1)        (8.9)        15.4
Cash and cash equivalents beginning of
 year                                         44.9         53.8         38.4
Cash and Cash Equivalents End of Year   $     37.8   $     44.9   $     53.8

The accompanying notes are an integral part of the financial statements.







   Southwestern Bell Telephone Company
   Statements of Shareowner's Equity
   (Dollars in Millions)

                                                                 Retained
                                        Common      Paid-in      Earnings
                                         Stock      Surplus     (Deficit)

   Balance, December 31, 1991         $  6,469.9   $      -     $   621.2

    Net income                               -            -         964.1
    Dividend to shareowner                   -            -        (964.1)

   Balance, December 31, 1992            6,469.9          -         621.2

    Net income (loss)                        -            -        (987.6)
    Dividend to shareowner                   -         (862.0)        -
    Equity from parent                       -          100.0         -
    Transfer of equity                  (6,468.9)     6,468.9         -

   Balance, December 31, 1993          $     1.0   $  5,706.9    $ (366.4)

   The accompanying notes are an integral part of the financial statements.




          1.   Summary of Significant Accounting Policies

               Southwestern Bell Telephone Company (Telephone Company) is a regulated utility which provides telecommunications services to customers in Arkansas, Kansas, Missouri, Oklahoma and Texas. The Telephone Company is a wholly-owned subsidiary of Southwestern Bell Corporation (Corporation).

               Regulatory Accounting The Telephone Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The provisions of Statement No. 71 require, among other things, that regulated enterprises reflect rate actions of regulators in their financial statements, when appropriate. These rate actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise.

               Allowance for Funds Used During Construction Where capital invested by the Telephone Company in construction projects is not allowed in the rate base upon which revenue requirements are determined, it is the practice of regulatory authorities to allow, in lieu thereof, a capitalization of interest and equity costs during periods of construction. These capitalized costs are reflected as income during the construction period and as an addition to the cost of plant constructed, and are included in other income (expense)-net on the Telephone Company's Statements of Income.

               Income Taxes The Telephone Company is included in the Corporation's consolidated federal income tax return. Federal income taxes are provided for in accordance with the provisions of the Tax Allocation Agreement (Agreement) between the Telephone Company and the Corporation. In general, the Telephone Company's income tax provision under the Agreement reflects the financial consequences of income, deductions and credits which can be utilized on a separate return basis or in consolidation with the Corporation and which are assured of realization.

               Deferred income taxes are provided for certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

               Investment tax credits resulted from federal tax law provisions that allowed for a reduction in income tax liability based on certain construction and capital expenditures. Corresponding income tax expense reductions were deferred and are being amortized as reductions in income tax expense over the life of the property, plant and equipment that gave rise to the credits.

               Effective January 1, 1993, the Telephone Company adopted a new accounting standard for accounting for income taxes. See Note 3.

               Cash Equivalents Cash equivalents include all highly liquid investments with an original maturity of three months or less. The carrying amount of cash equivalents approximates fair value.

               Material and Supplies New and reusable materials are carried principally at average original cost. Specific costs are used for large individual items. Nonreusable material is carried at estimated salvage value.

               Property, Plant and Equipment The cost of additions and substantial betterments of property, plant and equipment is capitalized. Cost includes salaries and wages, material, applicable taxes, pensions and other benefits, allowance for funds used during construction and certain other items.

               The Telephone Company computes depreciation using certain straight-line methods as prescribed by the FCC and the applicable state regulatory authorities. The Telephone Company's provision for depreciation includes the amortization of interstate and certain intrastate accumulated depreciation deficiencies (reserve deficiency amortization). Reserve deficiency amortization allows additional depreciation to be recognized currently in an attempt to reflect more accurately prior years' actual consumption of telephone plant.

               When a portion of the Telephone Company's depreciable property, plant and equipment is retired, the gross book value is charged to accumulated depreciation.

               The cost of maintenance and repairs of property, plant and equipment,including the cost of replacing minor items not constituting substantial betterments, is charged to operating expenses.

          2.   Employee Retirement Benefits

               Pensions Substantially all employees of the Telephone Company are covered by noncontributory pension and death benefit plans sponsored by the Corporation. The pension benefit formula used in the determination of pension cost is based on a flat dollar amount per year of service according to job classification for nonmanagement employees, and a stated percentage of adjusted career income for management employees.

               The Corporation's objective in funding the plans, in combination with the standards of the Employee Retirement Income Security Act of 1974 (as amended), is to accumulate funds sufficient to meet its benefit obligations to employees upon their retirement. Contributions to the plans are made to a trust for the benefit of plan participants. Plan assets consist primarily of stocks, U.S. government and domestic corporate bonds and real estate.

               The following data relate to plan costs:


                                        1993         1992          1991

   Pension cost (credit)              $  21.6     $    61.5     $  (57.5)

   Amount capitalized in property,
   plant and equipment                $   1.5     $    11.5     $   (5.5)


   Assumed discount rate for
   determining projected
   benefit obligation                     7.25%         7.5%         7.5%

   Assumed long-term rate of return
   on plan assets                         8.0%          8.0%         7.75%

   Assumed composite rate of
   compensation increase                  4.6%          4.6%         4.6%

        Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", requires certain disclosures to be made of components of net periodic pension cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheets. Since the funded status of plan assets and obligations relates to the plans as a whole, which are sponsored by the Corporation, this information is not presented for the Telephone Company. As of December 31, 1993 and 1992, the amount of the Telephone Company's cumulative contributions made to the pension trust in excess of its cumulative amount of pension cost recognized was $251.8 and $396.6, respectively. Based on the actuarial valuations of each plan, the fair value of each plan's assets exceeded the estimated actuarial projected benefit obligation at December 31, 1993 and 1992.

        Savings Plans Substantially all employees are eligible to participate in contributory savings plans sponsored by the Corporation. Under the savings plans, the Telephone Company matches a stated percentage of eligible employee contributions, subject to a specified ceiling.

        Since 1990, the Telephone Company's match of employee contributions to the savings plans has been fulfilled with the Corporation's common stock allocated from two leveraged Employee Stock Ownership Plans and with purchases of the Corporation's stock in the open market. The costs relating to these savings plans were $43.5, $48.6 and $53.5 in 1993, 1992 and 1991, respectively.

        Voluntary Retirement Programs As a result of a March 1992 agreement with the Communications Workers of America (CWA), the Telephone Company offered a limited early retirement plan to designated nonmanagement employees which included incentives affecting service pension eligibility and amounts. Approximately 1,200 nonmanagement employees participated in this offer. The plan resulted in a charge to 1992 net income of approximately $24.

        In 1991, the Corporation amended the pension plan for management employees and offered incentives for managers of selected subsidiaries, including the Telephone Company, to retire or resign effective December 30, 1991. Approximately 3,500 managers participated in the program in 1991. The voluntary management retirement program resulted in a charge to 1991 net income of approximately $28 for the Telephone Company.

        Postretirement Benefits The Telephone Company provides certain medical, dental and life insurance benefits to substantially all retired employees. Effective January 1, 1993, the Telephone Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement No. 106), which requires accrual of actuarially determined postretirement benefit costs as active employees earn these benefits. Prior to the adoption of Statement No. 106, the Telephone Company expensed retiree medical benefits when claims were incurred.

        In implementing Statement No. 106, the Telephone Company immediately recognized an accumulated obligation for postretirement benefits (transition obligation) in the amount of $2,756.9 and a related deferred income tax benefit of $976.2. The resulting 1993 charge to net income of $1,780.7 is included in the cumulative effect of changes in accounting principles in the Statement of Income.

        In accordance with Statement No. 71, a regulatory asset associated with the transition obligation was not recorded by the Telephone Company.

        In connection with the 1992 collective bargaining agreements negotiated between subsidiaries of the Corporation and the CWA, the Corporation established collectively bargained Voluntary Employee Beneficiary Association (CBVEBA) trusts to fund postretirement benefits. In March 1993, the Telephone Company contributed $132.3 into the CBVEBA trusts to be ultimately used for the payment of postretirement benefits. The Telephone Company also funds postretirement life insurance benefits at an actuarially determined rate. Assets consist principally of stocks and U.S. government and corporate bonds.

        Statement No. 106 requires certain disclosures to be made of components of net periodic postretirement benefit cost and a reconciliation of the funded status of the plans to amounts reported in the balance sheets. Since the funded status of assets and obligations relates to the plans as a whole, this information is not presented for the Telephone Company. The Telephone Company recognized postretirement benefit cost for 1993 of $238.8. Under the claims incurred method, expense would have been approximately $126.6. In 1992 and 1991, the cost of providing these postretirement benefits was $102.6 and $95.1, respectively. At December 31, 1993, the amount included in postemployment benefit obligation for postretirement benefits was $2,722.6.

        Certain actuarial assumptions were used by the Corporation to calculate postretirement costs under Statement No. 106. The accumulated postretirement benefit obligation (APBO) was determined using an assumed discount rate of 7.25 percent, a rate of future compensation increases of 4.6 percent, and an expected long-term rate of return on assets of 8.0 percent. The assumed medical cost trend rate in 1994 is approximately 10.5 percent, decreasing gradually to 5.5 percent in 2004, prior to adjustment of cost-sharing provisions of the plan for active and certain recently retired employees. The assumed dental cost rate in 1994 is 7.0 percent reducing to 5.0 percent in 2002. The discount rate used in determining the postretirement benefit cost is 7.5 percent.
        Raising the annual medical and dental cost trend rates by one percentage point increases the net periodic postretirement benefit cost for the year ended December 31, 1993 by approximately 7.5 percent.

        Postemployment Benefits Effective January 1, 1993, the Telephone Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). Statement No. 112 requires accrual of disability pay, workers' compensation and medical benefits at the occurrence of an event that renders an employee inactive or, if the benefits ratably vest, over the vesting period. These expenses were previously recognized as the claims were incurred. A charge to net income of $60.1, after a deferred tax benefit of $32.9, is included in the cumulative effect of changes in accounting principles in the 1993 Statement of Income. Management does not anticipate that Statement No. 112 will materially affect ongoing postemployment benefit expense.

   3.   Income Taxes

        The Telephone Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No.
        109) effective January 1, 1993. In adopting Statement No. 109, the Telephone Company adjusted its net deferred income tax liability for all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, computed based on provisions of the enacted tax law on a separate company basis. Financial statements prior to January 1, 1993, have not been restated to apply the provisions of Statement No. 109. The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to decrease net income for 1993 by $8.6. The adoption of Statement No. 109 had no material effect on pre-tax income.

        As a result of implementing Statement No. 109, the Telephone Company recorded a $431.4 net reduction in its deferred tax liability. The reduction in the deferred tax liability was caused primarily by deferred tax benefits provided for excess deferred taxes (arising from reduced tax rates, which are returned to customers through rates), and unamortized investment tax credits, partially offset by deferred taxes provided for temporary differences previously flowed through the ratepayers. This reduction was substantially offset by the establishment of a net regulatory liability in accordance with Statement No. 71, with minimal effect on net income. The net regulatory liability recognizes the differences between the recording of income taxes for financial reporting purposes and recovery of those taxes through telephone service rates. Amounts comprising the net liability will be amortized over the regulatory lives of the associated assets. Future regulatory proceedings may affect the period in which these amounts are recognized in net income.

        Significant components of deferred tax liabilities and assets as of December 31, 1993 are as follows:

   Depreciation                                               $   2,893.5

   Employee benefits                                                116.3

   Other                                                            105.0

   Gross deferred tax liabilities                                 3,114.8


   Employee benefits                                              1,091.9

   Unamortized investment tax credits                               156.9

   Other                                                            271.7

   Gross deferred tax assets                                      1,520.5


   Net deferred tax liabilities                               $   1,594.3


    The components of income tax expense are as follows:

                                         1993          1992        1991

   Federal:
     Current                            $ 568.9       $ 489.4     $ 472.8

     Deferred - net                      (139.0)       (100.7)      (69.5)

     Amortization of investment tax       (65.5)        (72.0)      (86.7)
      credits

                                          364.4         316.7       316.6

   State and local:
     Current                               69.6          42.2        34.2

     Deferred - net                       (24.8)          1.7         (.5)

                                           44.8          43.9        33.7

   Total                                $ 409.2       $ 360.6     $ 350.3





               The components of deferred federal income tax expense for 1992 and 1991 as reported prior to the adoption of Statement No. 109 are as follows:
                                                       1992        1991

   Depreciation                                      $  (23.7)   $  (62.5)

   Employee benefits                                    (70.0)        3.8

   Other - net                                           (7.0)      (10.8)

   Total                                             $ (100.7)   $  (69.5)

               A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (35 percent for 1993, 34 percent for 1992 and 1991) to income before income taxes and extraordinary loss and cumulative effect of changes in accounting principals is as follows:

                                          1993         1992        1991

   Taxes computed at federal             $ 498.5      $ 450.4     $ 437.4
   statutory rate

   Increases (decreases) in taxes
   resulting  from:

   Amortization of investment tax
   credits over the life of the
   plant that gave rise to
   the credits                             (65.5)       (72.0)      (86.7)

   Excess deferred taxes due to rate       (43.2)       (74.3)      (55.8)
   change

   Depreciation of telephone plant
    construction costs previously
   deducted for tax purposes - net          22.5         21.7        23.2

   State and local income taxes -
   net of federal tax benefit               29.1         29.0        22.3

   Other - net                             (32.2)         5.8         9.9

   Total                                 $ 409.2      $ 360.6     $ 350.3

               On August 10, 1993, the Omnibus Budget Reconciliation Act was signed into law. Among other provisions, the top corporate tax rate was raised to 35 percent, effective January 1, 1993. The effect on net income was not material, as the increase in taxes on operating income was offset by an increase in deferred tax assets associated with the postemployment benefit obligation. Increases in previously recorded deferred tax liabilities were offset by decreases in the net regulatory liability.


          4.   Property, Plant and Equipment

               Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:
                                                       1993        1992

           Telephone plant:

               In service                         $ 25,970.0  $ 25,005.4
               Under construction                      261.3       265.5

                                                    26,231.3    25,270.9

           Accumulated depreciation and
           amortization                            (10,532.2)   (9,604.8)

           Property, plant and equipment - net    $ 15,699.1  $ 15,666.1

          5.   Leases

               Certain facilities and equipment used in operations are under capital or operating leases. Rental expenses under operating leases were $68.3, $82.8 and $68.2 for 1993, 1992 and 1991, respectively. At December 31, 1993, the aggregate minimum rental commitments under noncancelable leases were as follows:


                                                   Operating         Capital
          Year                                      Leases           Leases


          1994                                     $  30.9        $  5.3
          1995                                        23.2           2.4
          1996                                        11.2           1.6
          1997                                         6.8           1.0
          1998                                         4.3           1.3
          Thereafter                                  26.7           3.4
          Total minimum lease payments             $ 103.1          15.0

          Amount representing executory costs                       (0.9)

          Amount representing interest                              (4.1)

          Present value of minimum lease payments             $     10.0




          6.   Debt Maturing Within One Year

               Debt maturing within one year consists of the following at December 31:
                                         1993         1992         1991

    Commercial paper                    $ 375.0      $ 458.6     $ 521.9
    Current maturities of long-term
    debt                                  288.0          7.9       107.4

    Total                              $  663.0      $ 466.5     $ 629.3


    Commercial paper:

    Average amount outstanding
    during the year *                   $ 671.1      $ 676.3     $ 496.6

    Maximum amount at any month end
     during the year                    $ 808.7      $ 808.1     $ 813.7

    Weighted average interest rate
     at December 31,                        3.3%         3.5%        4.8%

    Weighted average interest rate
    on average commercial paper **          3.2%         3.8%        5.9%

          *       Amounts represent average daily face amount.
          ** Computed by dividing the average daily face amount of commercial paper into the aggregate related interest expense.

               At December 31, 1993 and 1992, the carrying amount of commercial paper approximates fair value.

               The Telephone Company has entered into agreements with several banks for lines of credit totaling $270.0, all of which may be used to support commercial paper borrowings. All of these lines are on an informal basis, with interest rates determined at time of borrowing. There were no borrowings outstanding under these lines of credit at December 31, 1993.





          7.   Long-Term Debt

               Long-term debt, including interest rates and maturities, is summarized as follows at December 31:

                             Maturities                1993           1992

   Debentures
      4.50%-5.88%      1995-2006                 $    700.0     $   500.0

      6.12%-6.88%      2000-2024                    1,050.0         350.0

      7.00%-7.75%      1994-2025                    1,400.0         800.0

      8.25%-9.63%      1996-2024                      650.0       2,750.0

                                                    3,800.0       4,400.0

   Unamortized discount-net of premium                (34.2)       (168.9)

   Total debentures
   (Fair value of $3,830.8 and $4,427.0)            3,765.8       4,231.1



   Notes
      5.04%-7.35%      1994-2010                      900.0         285.0

   Unamortized discount                                (4.8)         (1.3)

   Total notes
   (Fair value of $915.1 and $288.3)                  895.2         283.7

   Capitalized leases                                  10.0          17.6

   Total long-term debt, including current
   maturities                                       4,671.0       4,532.4

   Current maturities                                (288.0)         (7.9)

   Total long-term debt                           $ 4,383.0      $4,524.5

               The fair value of the debentures was based on quoted market prices. The fair values of the notes were estimated using a discounted cash flow analysis based on the yield to maturity of each issue.

               The Telephone Company recorded extraordinary losses on the refinancing of long-term bonds of $153.2 and $80.7 in 1993 and 1991 respectively, net of related income tax benefits of $92.2 and $48.6, respectively.

               The aggregate principal amounts of long-term debt scheduled for repayment for the years 1994 through 1998 are $288.0, $117.5, $201.1, $120.7 and $172.9, respectively. As of December 31, 1993, the Telephone Company was in compliance with all covenants and conditions of the indenture relating to its debt.



          8.   Reallocation of Shareowner's Equity

               On March 25, 1993, the Board of Directors of the Telephone Company approved the reduction of Common Stock to $1.0 and the reallocation of all amounts in excess of $1.0 to Paid-in Surplus. Any dividends to the Corporation declared subsequent to January 1, 1993, which are in excess of Retained Earnings will be considered a return of equity and be paid as liquidating dividends out of Paid-in Surplus. All future equity contributions made by the Corporation will be allocated to Paid-in Surplus.

          9.   Additional Financial Information

                                                       December 31,

   Balance Sheets                                   1993          1992

   Accounts payable and accrued liabilities:
       Accounts payable                          $   748.7     $   826.0

       Accrued taxes                                 379.9         296.9

       Advance billing and customer deposits         222.2         208.7

       Compensated future absences                   182.8         179.6

       Accrued interest                               86.8          91.3

       Accrued payroll                                91.0          90.4

       Other                                         448.6         309.9

   Total                                         $ 2,160.0     $ 2,002.8

   Statements of Income              1993           1992          1991

   Interest expense:

       Long-term debt              $    354.8     $  381.0      $  414.4

       Notes payable                     21.3         25.9          29.3

       Other                              9.1          1.8          12.6

   Total                           $    385.2     $  408.7      $  456.3

   Allowance for funds used
       during construction         $     20.7    $    30.1      $   33.8


   Statements of Cash Flows          1993           1992          1991

   Cash paid during the year
   for:
       Interest                     $   389.6     $  416.3      $  471.5

       Income taxes                 $   477.8     $  563.5      $  383.9



          10.  Segment and Major Customer Information

               The Telephone Company operates predominantly in the communications service industry.

               Approximately 15 percent in 1993, 16 percent in 1992 and 17 percent in 1991 of the Telephone Company's revenues were from services provided to AT&T. No other customer accounted for more than 10 percent of total revenues.

          11.  Quarterly Financial Information (Unaudited)

  Calendar      Total Operating
  Quarter          Revenues           Operating Income     Net Income (Loss)

               1993        1992        1993       1992       1993      1992

 First      $ 1,960.5   $ 1,863.9   $   470.3  $   393.4  $(1,682.7)#$  225.6
 Second       1,999.2     1,923.9       487.9      451.9      222.2 #   256.7
 Third        2,060.6     1,974.7       428.9      463.4      232.1 #   264.3
 Fourth       2,052.6     1,981.5       444.9      395.3      240.8     217.5
 Total      $ 8,072.9   $ 7,744.0   $ 1,832.0  $ 1,704.0  $  (987.6) $  964.1

       # Includes extraordinary losses of $89.4, $43.6 and $20.2 for the first, second and third quarter of 1993, respectively. The first quarter also includes a charge of $1,849.4 for cumulative effect of changes in accounting principles.



          Item 9. Changes in and disagreements With Accountants on Accounting and Financial Disclosure.

          No changes in accountants or disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Documents filed as a part of the report:           Page

              (1)   Report of Independent Auditors  . . . . .      22
                    Financial Statements Covered by
                     Report of Independent Auditors:
                         Statements of Income   . . . . . . .      23
                         Balance Sheets . . . . . . . . . . .      24
                         Statements of Cash Flows . . . . . .      25
                         Statements of Shareowner's Equity  .      26
                         Notes to Financial Statements  . . .      27

              (2)  Financial Statement Schedules Covered by
                    Report of Independent Auditors:
                    V-Property, Plant and Equipment . . . . .      41
                    VI-Accumulated Depreciation, Depletion,
                       and Amortization of Property, Plant
                       and Equipment . . . . . . . . . . . .       45
                    VIII-Valuation and Qualifying Accounts         46
                    X-Supplementary Income Statement Information   47

          Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

              (3)  Exhibits:

              Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.

              4 Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

              12    Computation of Ratios of Earnings to Fixed Charges.

              23    Consent of Ernst & Young.

              24    Powers of Attorney.


          (b) Reports on Form 8-K:

              No report on Form 8-K was filed by the Registrant during the last quarter of the year covered by this report.


                                     SOUTHWESTERN BELL TELEPHONE COMPANY               Schedule V - Sheet 1
                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                             Dollars in Millions


                     COL. A                   COL. B     COL. C      COL. D       COL. E      COL. F
                                             Balance
                                                at     Additions                  Other     Balance at
                                            Beginning   at cost    Retirements   Changes      End of
                 Classification             of Period  -Note (a)    -Note (b)   -Note (c)     Period

                    Year 1993
      Aerial Cable  . . . . . . . . .      $  1,325.3 $     52.1    $    22.2  $      (.7)  $  1,354.5
      Aerial Wire . . . . . . . . . .            34.8         .8          1.1         -           34.5
      Buildings . . . . . . . . . . .         2,439.7       76.8         34.6       (20.9)     2,461.0
      Buried Cable  . . . . . . . . .         6,165.5      365.6         57.7        (4.5)     6,468.9
      Central Office Assets . . . . .         9,146.8      840.8        446.9         3.9      9,544.6
      Conduit Systems . . . . . . . .         1,294.8       46.9          2.4          .3      1,339.6
      Furniture and Office Equipment          1,270.0      128.8         77.4        32.6      1,354.0
      Held for Future Use . . . . . .              .5        -            -           (.1)          .4
      Information Equipment . . . . .           508.0       47.5         67.9        29.1        516.7
      Intrabuilding Network Cable . .           143.5        1.1          1.8         -          142.8
      Land  . . . . . . . . . . . . .           168.6        1.4          1.7         (.3)       168.0
      Poles . . . . . . . . . . . . .           312.6        9.3          4.1         -          317.8
      Submarine Cable . . . . . . . .             4.7         .1           .1          .1          4.8
      Underground Cable . . . . . . .         2,028.7       85.1         15.2         7.1      2,105.7
      Vehicles and Work Equipment . .           427.4       35.5         19.5       (25.4)       418.0

        Total Property,Plant and Equipment $ 25,270.9 $  1,691.8   $    752.6        21.2     26,231.3

      Depreciation as a percentage of average depreciable plant                                    6.7%
      and equipment

                The Notes on Sheet 4 are an integral part of this Schedule.



                                      SOUTHWESTERN BELL TELEPHONE COMPANY       Schedule V - Sheet 2
                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                              Dollars in Millions

                     COL. A                  COL. B      COL. C      COL. D      COL. E       COL. F
                                           Balance at   Additions  Retirements    Other     Balance at
                                            Beginning   at cost    -Note (b)     Changes      End of
                 Classification             of Period   -Note (a)               -Note (c)      Period

                    Year 1992
       Aerial Cable  . . . . . . . . .    $   1,299.7  $    47.9  $     22.3  $       -    $  1,325.3
       Aerial Wire . . . . . . . . . .           34.8         .6          .6          -          34.8
       Buildings . . . . . . . . . . .        2,364.0       88.0        12.3          -       2,439.7
       Buried Cable  . . . . . . . . .        5,918.5      302.5        55.3          (.2)    6,165.5
       Central Office Assets . . . . .        8,747.8      910.6       528.4         16.8     9,146.8
       Conduit Systems . . . . . . . .        1,267.9       28.7         1.8          -       1,294.8
       Furniture and Office Equipment         1,199.4      124.4        62.2          8.4     1,270.0
       Held for Future Use . . . . . .             .4        -           -             .1          .5
       Information Equipment . . . . .          568.0       45.0       130.2         25.2       508.0
       Intrabuilding Network Cable   .          144.2        1.5         2.4           .2       143.5
       Land  . . . . . . . . . . . . .          167.9         .7          .3           .3       168.6
       Poles . . . . . . . . . . . . .          307.1        9.5         4.0          -         312.6
       Submarine Cable . . . . . . . .            4.7        -           -            -           4.7
       Underground Cable . . . . . . .        1,981.2       62.4        15.0           .1     2,028.7
       Vehicles and Work Equipment . .          414.5       29.7        17.0           .2       427.4

        Total Property,Plant and Equipment $ 24,420.1  $ 1,651.5    $  851.8     $   51.1  $ 25,270.9

       Depreciation as a percentage of average depreciable plant                                   6.6%
       and equipment

                The Notes on Sheet 4 are an integral part of this Schedule




                                      SOUTHWESTERN BELL TELEPHONE COMPANY          Schedule V - Sheet 3
                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                              Dollars in Millions

                     COL. A                   COL. B       COL. C      COL. D      COL. E       COL. F


                                            Balance at   Additions   Retirements     Other     Balance at
                                             Beginning    at cost    -Note (c)      Changes     End of
                 Classification              of Period   -Note (b)                -Note (c)      Period

                    Year 1991
       Aerial Cable  . . . . . . . . .     $   1,281.8  $     46.5  $     27.2      $  (1.4) $ 1,299.7
       Aerial Wire . . . . . . . . . .            35.1          .6          .9          -         34.8
       Buildings . . . . . . . . . . .         2,245.1       131.3        11.9          (.5)   2,364.0
       Buried Cable  . . . . . . . . .         5,686.0       299.0        65.0         (1.5)   5,918.5
       Central Office Assets . . . . .         8,505.5       732.3       515.1         25.1    8,747.8
       Conduit Systems . . . . . . . .         1,238.8        31.7         2.4          (.2)   1,267.9
       Furniture and Office Equipment          1,144.1       117.9        70.1          7.5    1,199.4
       Held for Future Use . . . . . .             8.5         -           -           (8.1)        .4
       Information Equipment . . . . .           531.6        49.6        27.4         14.2      568.0
       Intrabuilding Network Cable . .           141.1         2.1         2.5          3.5      144.2
       Land  . . . . . . . . . . . . .           165.3         2.7          .2           .1      167.9
       Poles . . . . . . . . . . . . .           302.2         9.9         5.0          -        307.1
       Submarine Cable . . . . . . . .             4.8         -            .1          -          4.7
       Underground Cable . . . . . . .         1,931.2        73.0        23.0          -      1,981.2
       Vehicles and Work Equipment . .           413.3        20.5        19.3          -        414.5


        Total Property,Plant and Equipment  $ 23,634.4 $   1,517.1 $     770.1  $      38.7  $24,420.1

       Depreciation as a percentage of average depreciable plant                                  6.6%
       and equipment

                          The Notes on Sheet 4 are an integral part of this Schedule.



                                                        Schedule V - Sheet 4



      (a) Includes allowance for funds used during construction and additions to capitalized leases.

      (b) Items of telephone plant, when retired or sold are deducted from the property accounts at the amount of cost originally recorded.
          Amounts are estimated if original historical cost is not known.

      (c) Primarily includes transfers to and from Material and Supplies for reused material. The 1993 amounts include certain reclassifications.



                                      SOUTHWESTERN BELL TELEPHONE COMPANY
                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                       OF PROPERTY, PLANT AND EQUIPMENT
                                              Dollars in Millions

                    COL. A                 COL. B       COL. C        COL. D       COL. E      COL. F

                                         Balance at   Additions                    Other      Balance
                                          Beginning   Charged                     Changes    at End of
                 Description              of Period   to Expense   Retirements   -Note (a)     Period

       Year 1993   . . . . . . . . . .   $  9,604.8     1,699.6          752.6    (19.6)   $ 10,532.2
       Year 1992   . . . . . . . . . .   $  8,856.5     1,615.0          851.9    (14.8)   $  9,604.8
       Year 1991 . . . . . . . . . . .   $  8,063.0     1,555.5          770.1      8.1    $  8,856.5









      _________

      (a)  Comprised principally of the following items:

          (1) Amounts received for property, plant and equipment sold.

          (2) Provisions for the cost of removing plant and equipment retired.

          (3) The 1991 amount also includes the Telephone Company's deferral of certain interstate amortization expenses to 1992, as required by the FCC beginning in July 1991.



                                      SOUTHWESTERN BELL TELEPHONE COMPANY
                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                         Allowance for Uncollectibles
                                              Dollars in Millions

                    COL. A                 COL. B             COL. C             COL. D       COL. E
                                                             Additions

                                                         (1)          (2)
                                                                    Charged
                                         Balance at                to Other                  Balance
                                          Beginning    Charged     Accounts    Deductions   at End of
                 Description              of Period   to Revenue   -Note (a)    Note (b)      Period
       Year 1993   . . . . . . . . . .       $ 11.3        66.0         35.1      98.2        $  14.2
       Year 1992   . . . . . . . . . .       $ 12.3        62.6         34.8      98.4        $  11.3
       Year 1991   . . . . . . . . . .       $ 18.1        67.3         24.5      97.6        $  12.3














      (a)Amounts previously written off which were credited directly to this account when recovered.

      (b)Amounts written off as uncollectible.





                         SOUTHWESTERN BELL TELEPHONE COMPANY
               SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 Dollars in Millions


                                                          Column B -
                                                           Charged to
                          Column A - Item                   Expense


                                      Year 1993

             1.   Maintenance and repairs  . . . . .        $1,506.3

             2.   Taxes, other than payroll and
                      income taxes
                              Property . . . . . . .        $  292.8

                              Gross receipts   . . .        $  179.0



                                      Year 1992

             1.   Maintenance and repairs  . . . . .        $1,655.8

             2.   Taxes, other than payroll and
                     income taxes
                              Property   . . . . . .        $  272.2

                              Gross receipts . . . .        $  147.9




                                      Year 1991

             1.   Maintenance and repairs  . . . . .        $1,515.2

             2.   Taxes, other than payroll and
                        income taxes
                              Property . . . . . . .        $  265.1

                              Gross receipts . . . .        $  130.6



                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1994.

                                    SOUTHWESTERN BELL TELEPHONE COMPANY



                                         By /s/ Charles J. Roesslein
                                         (Charles. J. Roesslein
                                         Vice President-Chief Financial
                                         Officer and Treasurer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Principal Executive Officer:

            Robert G. Pope*
              President and Chief
              Executive Officer

          Principal Financial and
            Accounting Officer:

            Charles J. Roesslein
              Vice President-Chief Financial
              Officer and Treasurer

                                                 /s/Charles J. Roesslein
                                                 (Charles J. Roesslein, as
                                                  attorney-in-fact and on
                                                  his own behalf as
                                                  Principal Financial
                                                  Officer and Principal
                                                  Accounting Officer)

          Directors:

          Robert G. Pope*
          Royce S. Caldwell*
          William E. Dreyer*
          J. Cliff Eason*
          James D. Ellis*                        March 18, 1994
          Richard A. Harris*
          Donald E. Kiernan*

          _________

          * by power of attorney


                          EXHIBIT INDEX


Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.

4				Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument
					which defines the reghts of holders of long and intermediate term debt of the registrant is filed herewith.  Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the
     SEC upon request.

12   Computation of Ratios of Earnings to Fixed Charges.

23   Consent of Ernst & Young.

24   Powers of Attorney.