Form 10-Q
period 1994-03-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1994-05-10
CIK 92476

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



          (Mark One)

               X   Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                         For the period ended March 31, 1994

                                          or

               X   Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                     For the transition period from       to

                            Commission File Number 1-2346

                         SOUTHWESTERN BELL TELEPHONE COMPANY

                 Incorporated under the laws of the State of Missouri
                   I.R.S. Employer Identification Number 43-0529710

                   One Bell Center, St. Louis, Missouri 63101-3099
                          Telephone Number:  (314) 235-9800


          THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SOUTHWESTERN BELL CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL
          INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
                                                     Three months ended
                                                          March 31,
                                                     1994         1993
Operating Revenues
Local service                                  $    987.3   $    948.6
Network access                                      681.5        637.7
Long-distance service                               220.7        236.0
Other                                               138.1        138.2
Total operating revenues                          2,027.6      1,960.5

Operating Expenses
Cost of services and products                       642.9        595.9
Selling, general and administrative                 468.5        480.1
Depreciation and amortization                       419.4        414.2
Total operating expenses                          1,530.8      1,490.2
Operating Income                                    496.8        470.3

Other Income (Expense)
Interest expense                                    (88.0)       (99.1)
Other expense - net                                  (2.8)        (3.4)
Total other income (expense)                        (90.8)      (102.5)
Income Before Income Taxes, Extraordinary Loss and
  Cumulative Effect of Changes in
  Accounting Principles                              406.0        367.8

Income Taxes
Federal                                             118.7         96.6
State and local                                      15.2         15.1
Total income taxes                                  133.9        111.7
Income Before Extraordinary Loss and Cumulative
  Effect of Changes in Accounting Principles        272.1        256.1
Extraordinary Loss on Early Extinguishment
  of Debt, net of tax                                 -          (89.4)
Cumulative Effect of Changes in Accounting
  Principles, net of tax                              -       (1,849.4)
Net Income (Loss)                              $    272.1   $ (1,682.7)

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
BALANCE SHEETS
Dollars in millions
                                                      March 31,   December 31,
                                                          1994         1993
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                            $    40.0   $     37.8
Accounts receivable - net of allowances for
 uncollectibles of
 $13.9 and $14.2                                       1,361.8      1,375.0
Material and supplies                                    133.8        129.0
Deferred charges                                          58.9         46.8
Deferred income taxes                                    152.6        152.4
Prepaid expenses and other current assets                127.9         56.6
Total current assets                                   1,875.0      1,797.6
Property, Plant and Equipment - at cost               26,481.5     26,231.3
  Less: Accumulated depreciation and amortization     10,817.1     10,532.2
Property, Plant and Equipment - Net                   15,664.4     15,699.1
Other Assets                                             367.1        401.7
Total Assets                                         $17,906.5   $ 17,898.4

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                        $   914.7   $    663.0
Accounts payable and accrued liabilities               2,157.1      2,160.0
Total current liabilities                              3,071.8      2,823.0
Long-Term Debt                                         4,383.3      4,383.0

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                  1,771.3      1,746.7
Postemployment benefit obligation                      2,591.0      2,817.7
Unamortized investment tax credits                       414.8        429.8
Other noncurrent liabilities                             346.2        356.7
Total deferred credits and other
 noncurrent liabilities                                5,123.3      5,350.9

Shareowner's Equity
Common stock - one share, no par value                     1.0          1.0
Paid-in surplus                                        5,421.4      5,706.9
Retained deficit                                         (94.3)      (366.4)
Total shareowner's equity                              5,328.1      5,341.5
Total Liabilities and Shareowner's Equity            $17,906.5   $ 17,898.4

See Notes to Financial Statements.








SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalent
(Unaudited)
                                                   Three months ended
                                                          March 31,
                                                  1994         1993
Operating Activities
Net income (loss)                           $    272.1   $ (1,682.7)
Adjustments to reconcile net income
  (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                 419.4        414.2
   Provision for uncollectible accounts           14.1         14.8
   Amortization of investment tax credits        (15.0)       (16.6)
   Pensions and other postemployment expenses     77.4         71.3
   Deferred income tax expense                    11.3         41.9
   Extraordinary loss, net of tax                  -           89.4
   Cumulative effect of accounting changes,
    net of tax                                     -        1,849.4
   Other - net                                  (381.6)      (510.6)
Total adjustments                                125.6      1,953.8
Net Cash Provided by Operating Activities        397.7        271.1

Investing Activities
   Construction and capital expenditures        (362.5)      (364.1)
Net Cash Used in Investing Activities           (362.5)      (364.1)

Financing Activities
   Net change in short-term borrowings
      with original
      maturities of three months or less         306.6        468.7
   Repayment of other short-term borrowings       (5.0)      (118.6)
   Issuance of long-term debt                      1.5        610.1
   Repayment of long-term debt                   (50.6)        (3.8)
   Early extinguishment of debt and
    related call premiums                          -         (632.1)
   Dividends paid                               (285.5)      (241.9)
Net Cash Provided by (Used in)
  Financing Activities                           (33.0)        82.4
Net increase (decrease) in cash and
  cash equivalents                                 2.2        (10.6)
Cash and cash equivalents beginning of year       37.8         44.9
Cash and Cash Equivalents End of Period     $     40.0   $     34.3

Cash Paid During the Three Months Ended
  March 31 for:
    Interest                                $     84.8   $     94.6
    Income taxes                            $    201.4   $     96.8


See Notes to Financial Statements.







SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
                                                             Retained
                                      Common      Paid-in    Earnings
                                       Stock      Surplus    (Deficit)
Balance, December 31, 1992         $  6,469.9  $      -    $    621.2
Net Income (Loss)                         -           -      (1,682.7)
Dividend to Shareowner                    -        (238.4)        -
Transfer of Equity                   (6,468.9)    6,468.9         -
Balance, March 31, 1993            $      1.0  $  6,230.5  $ (1,061.5)


Balance, December 31, 1993         $      1.0  $  5,706.9  $   (366.4)
Net Income                                -           -         272.1
Dividend to Shareowner                    -        (285.5)        -
Balance, March 31, 1994            $      1.0  $  5,421.4  $    (94.3)


See Notes to Financial Statements.


                           * * * *



SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:     1994        1993

  Return on weighted average total capital*   . .   13.14%      12.71%
  Debt ratio    . . . . . . . . . . . . . . . . .   49.86%      50.88%
  Network access lines in service (000)    . . .   13,416      12,961
  Access minutes of use (000,000)   . . . . . . .  11,423      10,355
  Long-distance messages (000)    . . . . . . . . 269,924     261,740
  Number of employees     . . . . . . . . . . . .  49,190      50,120

* 1993 calculated using Income Before Extraordinary Loss and Cumulative Changes in Accounting Principles.




          SOUTHWESTERN BELL TELEPHONE COMPANY

          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

          1.PREPARATION OF INTERIM FINANCIAL STATEMENTS - Southwestern Bell Telephone Company (Telephone Company) is a wholly-owned subsidiary of Southwestern Bell Corporation (Corporation). The financial statements have been prepared by the Telephone Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1993 financial statements to conform with the 1994 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1993 Annual Report on Form 10-K.



         SOUTHWESTERN BELL TELEPHONE COMPANY

          Item 2.    Management's Discussion  and  Analysis of  Results  of
          Operations
          Dollars in millions

          RESULTS OF OPERATIONS

          Southwestern Bell Telephone Company (Telephone Company) reported net income of $272.1 for the first quarter of 1994. Financial results for the first quarters of 1994 and 1993 are summarized as follows:


                                             First Quarter          Percent
                                                                    change
                                                                    1994 vs.
                                          1994            1993        1993

    Operating revenues                 $ 2,027.6     $    1,960.5      3.4 %
    Operating expenses                 $ 1,530.8     $    1,490.2      2.7 %
    Income before
    extraordinary loss and                                             6.2 %
      accounting changes               $   272.1     $      256.1
    Extraordinary loss                       -       $     (89.4)      -
    Accounting changes                       -       $  (1,849.4)      -
    Net income (loss)                  $   272.1     $  (1,682.7)      -

          The primary factor contributing to the increase in income before extraordinary loss and cumulative effect of changes in accounting principles during the first quarter of 1994 was growth in demand for services and products. This increase was partially offset by a combination of previously ordered rate reductions and accruals for potential rate reductions, as discussed in the Telephone Company's 1993 Annual Report on Form 10-K.

          First quarter 1993 results reflect an extraordinary loss of $89.4 associated with refinancing of long-term debt. In addition, effective January 1, 1993, the Telephone Company adopted new financial accounting standards relating to postretirement benefits, postemployment benefits, and income taxes resulting in a one-time, non-cash charge to first quarter 1993 earnings of $1,849.4.




          The Telephone Company's operating revenues in the first quarter of 1994 increased $67.1, or 3.4 percent over the first quarter of 1993. Components of operating revenues for the first quarters of 1994 and 1993 are as follows:


                                               First Quarter           Percent
                                                                       change
                                                                       1994 vs.
                                            1994            1993       1993

           Local service                $    987.3      $    948.6        4.1 %
           Network access
             Interstate                      454.9           432.1        5.3
             Intrastate                      226.6           205.6       10.2
           Long-distance service             220.7           236.0       (6.5)
           Other                             138.1           138.2       (0.1)

                                        $  2,027.6      $  1,960.5        3.4 %

          Local service revenues increased in the first quarter of 1994 due primarily to increases in demand, including growth in the number of access lines of 3.5 percent since March 31, 1993. This increase was partially offset by the impact of previously ordered rate reductions in Texas and accruals for potential rate reductions in Missouri.

          Interstate network access revenues increased in the first quarter of 1994 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base, partially offset by the impact of accruals for sharing under the Federal Communications Commission price cap plan.

          Intrastate network access revenues increased in the first quarter of 1994 due to an increase in demand, partially offset by previously ordered rate reductions, primarily in Texas. Also, beginning in 1994, access revenues reflect the replacement of the Texas pool settlement process with a system of primary toll carrier charges. Charges paid to the Telephone Company by other intrastate carriers are now recorded as access revenues, while those paid by the Telephone Company are recorded as cost of services and products. These amounts are offsetting and did not materially affect operating income in the first quarter of 1994. Previously, only the net settlement pool payment or receipt was recorded as access revenue.


          Long-distance service revenues decreased in the first quarter of 1994 due mainly to accruals for potential rate reductions, primarily in Missouri, and reclassification of certain revenues to access revenues.

          Other operating revenues consist of the Telephone Company's non-regulated network services and products, billing and collection services performed for interexchange carriers, the provision for uncollectible revenues related to all revenue classifications and other miscellaneous revenues. For the first quarter of 1994, other operating revenues were flat in comparison to 1993 with increases in non-regulated services and products, including Caller ID equipment, offset by decreases in miscellaneous revenues.

          The Telephone Company's operating expenses in the first quarter of 1994 increased $40.6 or 2.7 percent, over the first quarter of 1993. Components of operating expenses for the first quarters of 1994 and 1993 are as follows:


                                         First quarter        Percent change
                                                                     1994 vs.
                                        1994         1993                1993

      Cost of services and          $    642.9   $    595.9            7.9 %
       products
      Selling, general and               468.5        480.1           (2.4)
       administrative

      Depreciation and                   419.4        414.2            1.3
      amortization

                                    $  1,530.8   $  1,490.2            2.7 %

          Cost of services and products increased in the first quarter of 1994 due to higher expenses for switching system software license fees, including fees related to enhanced services, annual compensation increases and Texas primary toll carrier access expenses discussed above.

          Selling, general and administrative expenses decreased in the first quarter of 1994 primarily due to savings associated with 1993 force reductions. This decrease was partially offset by annual compensation increases and higher property, gross receipts and payroll taxes.

          Depreciation and amortization increased in the first quarter of 1994 due primarily to a change in plant level and composition.

          Interest expense decreased $11.1, or 11.2 percent, in the first quarter of 1994 due primarily to lower interest rates on debt refinanced in 1993.

          Federal income tax expense increased $22.1, or 22.9 percent, in the first quarter of 1994 due primarily to higher income before income taxes and the 1 percent increase in the federal tax rate enacted in the third quarter of 1993.


          PART II - OTHER INFORMATION

          SOUTHWESTERN BELL TELEPHONE COMPANY

          Item 6. Exhibits and Reports on Form 8-K

             (a)Exhibits

                Exhibit 12     Computation of Ratios of Earnings to Fixed
                               Charges.












                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Southwestern Bell
                                                  Telephone Company




          May 10, 1994                            /s/ Charles J. Roesslein

                                                  Charles J. Roesslein
                                                  Vice President-Chief
                                                  Financial
                                                  Officer and Treasurer
                                                  (Principal
                                                  Accounting/Financial
                                                  Officer)