Form 10-Q
period 1994-06-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1994-08-10
CIK 92476

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



(Mark One)

X           Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                  For the period ended June 30, 1994

                                  or

_____         Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

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

SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
                                         Three months ended                 Six months ended
                                             June 30,                          June 30,
                                            1994            1993            1994            1993
Operating Revenues
Local service                      $       995.4   $       964.4   $     1,982.7   $     1,913.0
Network access                             705.7           662.6         1,387.2         1,300.3
Long-distance service                      226.3           242.1           447.0           478.1
Other                                      146.4           130.1           284.5           268.3
Total operating revenues                 2,073.8         1,999.2         4,101.4         3,959.7

Operating Expenses
Cost of services and products              656.3           622.3         1,299.2         1,218.2
Selling, general and administrative        472.3           470.4           940.8           950.5
Depreciation and amortization              424.5           418.6           843.9           832.8
Total operating expenses                 1,553.1         1,511.3         3,083.9         3,001.5
Operating Income                           520.7           487.9         1,017.5           958.2

Other Income (Expense)
Interest expense                           (87.6)         (102.0)         (175.6)         (201.1)
Other expense - net                         (8.4)          (12.5)          (11.2)          (15.9)
Total other income (expense)               (96.0)         (114.5)         (186.8)         (217.0)
Income Before Income Taxes,
 Extraordinary Loss and Cumulative Effect
 of Changes in Accounting Principles       424.7           373.4           830.7           741.2

Income Taxes
Federal                                    126.6            96.3           245.3           192.9
State and local                             15.6            11.3            30.8            26.4
Total income taxes                         142.2           107.6           276.1           219.3
Income Before Extraordinary Loss
 and Cumulative Effect of Changes
 in Accounting Principles                  282.5           265.8           554.6           521.9
Extraordinary Loss on Early Extinguishment
  of Debt, net of tax                        -             (43.6)            -            (133.0)
Cumulative Effect of Changes in Accounting
  Principles, net of tax                     -               -               -          (1,849.4)
Net Income (Loss)                  $       282.5   $       222.2   $       554.6   $    (1,460.5)

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
BALANCE SHEETS
Dollars in millions
                                                       June 30,    December 31,
                                                           1994           1993
Assets                                              (Unaudited)
Current Assets
Cash and cash equivalents                          $       30.5   $       37.8
Accounts receivable - net of allowances
for uncollectibles of
 $19.3 and $14.2                                        1,426.0        1,375.0
Material and supplies                                     121.8          129.0
Deferred charges                                           47.1           46.8
Deferred income taxes                                     165.9          152.4
Prepaid expenses and other current assets                 138.9           56.6
Total current assets                                    1,930.2        1,797.6
Property, Plant and Equipment - at cost                26,688.8       26,231.3
  Less: Accumulated depreciation and amortization      11,028.0       10,532.2
Property, Plant and Equipment - Net                    15,660.8       15,699.1
Other Assets                                              360.0          401.7
Total Assets                                       $   17,951.0   $   17,898.4

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                      $      776.6   $      663.0
Accounts payable and accrued liabilities                2,341.1        2,160.0
Total current liabilities                               3,117.7        2,823.0
Long-Term Debt                                          4,367.6        4,383.0

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                    1,783.0        1,746.7
Postemployment benefit obligation                        2,622.4        2,817.7
Unamortized investment tax credits                         399.9          429.8
Other noncurrent liabilities                               320.2          356.7
Total deferred credits and other noncurrent
 liabilities                                             5,125.5        5,350.9

Shareowner's Equity
Common stock - one share, no par value                       1.0            1.0
Paid-in surplus                                          5,317.8        5,706.9
Retained earnings (deficit)                                 21.4         (366.4)
Total shareowner's equity                                5,340.2        5,341.5
Total Liabilities and Shareowner's Equity           $   17,951.0   $   17,898.4

See Notes to Financial Statements.





SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                       Six months ended
                                                           June 30,
                                                     1994            1993
Operating Activities
Net income (loss)                           $       554.6   $    (1,460.5)
Adjustments to reconcile net income
  (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                    843.9           832.8
   Provision for uncollectible accounts              33.9            29.6
   Amortization of investment tax credits           (29.9)          (32.2)
   Pensions and other postemployment expenses       154.7           131.1
   Deferred income tax expense                      (17.0)           14.8
   Extraordinary loss, net of tax                     -             133.0
   Cumulative effect of accounting changes,
    net of tax                                        -           1,849.4
   Other - net                                     (324.7)         (508.3)
Total adjustments                                   660.9         2,450.2
Net Cash Provided by Operating Activities         1,215.5           989.7

Investing Activities
   Construction and capital expenditures           (765.0)         (841.3)
Net Cash Used in Investing Activities              (765.0)         (841.3)

Financing Activities
   Net change in short-term borrowings with
    original maturities of three months or less     380.8           451.1
   Issuance of other short-term borrowings            7.5             -
   Repayment of other short-term borrowings          (5.0)         (126.6)
   Issuance of long-term debt                         0.7         1,056.2
   Repayment of long-term debt                     (285.9)           (5.9)
   Early extinguishment of debt and related
    call premiums                                     -          (1,094.8)
   Dividends paid                                  (555.9)         (438.2)
Net Cash Used in Financing Activities              (457.8)         (158.2)
Net decrease in cash and cash equivalents            (7.3)           (9.8)
Cash and cash equivalents beginning of year          37.8            44.9
Cash and Cash Equivalents End of Period     $        30.5   $        35.1

Cash Paid During the Six Months Ended
 June 30 for:
    Interest                                $       177.3   $       209.1
    Income taxes                            $       348.1   $       176.4

See Notes to Financial Statements.




SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
                                                                     Retained
                                        Common        Paid-in        Earnings
                                        Stock         Surplus       (Deficit)
Balance, December 31, 1992         $     6,469.9  $         -    $       621.2
Net income (loss)                            -              -         (1,460.5)
Dividend to shareowner                       -           (434.7)           -
Transfer of equity                      (6,468.9)       6,468.9            -
Balance, June 30, 1993             $         1.0  $     6,034.2  $      (839.3)


Balance, December 31, 1993         $         1.0  $     5,706.9  $      (366.4)
Net income                                   -              -            554.6
Dividend to shareowner                       -           (389.1)        (166.8)
Balance, June 30, 1994             $         1.0  $     5,317.8  $        21.4


See Notes to Financial Statements.


                           * * * *



SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:              1994           1993

  Return on weighted average total capital*   . . .       13.30%         12.86%
  Debt ratio    . . . . . . . . . . . . . . . . . .       49.06%         51.28%
  Network access lines in service (000)    . . . . .     13,472         13,023
  Access minutes of use (000,000) #  . . . . . . . .     23,540         21,451
  Long-distance messages (000)    . . . . . . . . .     548,638        539,765
  Number of employees    . . . . . . . . . . . . . .     49,020         50,410

* 1993 calculated using Income Before Extraordinary Loss and Cumulative Effect of Changes in Accounting Principles.
# 1993 amounts have been restated to conform to the current year's classifications.

SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

PREPARATION OF INTERIM FINANCIAL STATEMENTS - Southwestern Bell Telephone Company (Telephone Company) is a wholly-owned subsidiary of Southwestern Bell Corporation (Corporation). The financial statements have been prepared by the Telephone Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1993 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Southwestern Bell Telephone Company (Telephone Company) reported net income of $282.5 for the second quarter of 1994 and $554.6 for the first six months of 1994. Financial results for the second quarters and first six months of 1994 and 1993 are summarized as follows:

                       Second Quarter             Six-Month Period
                                         %                                %
                      1994      1993   Change      1994        1993     Change
Operating         $ 2,073.8  $  1,999.2 3.7%   $ 4,101.4  $ 3,959.7     3.6%
revenues

Operating         $ 1,553.1  $  1,511.3 2.8%   $ 3,083.9  $ 3,001.5     2.7%
expenses

Income before
extraordinary
loss and          $ 282.5    $  265.8   6.3%   $   554.6   $ 521.9       6.3%
accounting
changes

Extraordinary       -        $  (43.6)  -         -       $ (133.0)     -
loss

Accounting          -           -       -         -       $ (1,849.4)   -
changes

Net income        $ 282.5    $  222.2   27.1%  $  554.6   $ (1,460.5)   -
(loss)

The primary factor contributing to the increase in income before extraordinary loss and cumulative effect of changes in accounting principles during the second quarter and first six months of 1994 was growth in demand for services and products. This increase was partially offset by a combination of previously ordered rate reductions and accruals for potential rate reductions, as discussed in the Telephone Company's 1993 Annual Report on Form 10-K, and increased fees for switching system software licenses.

Results for the second quarter and first six months of 1993 reflect extraordinary losses of $43.6 and $133.0, respectively, associated with refinancing of long-term debt. In addition, effective January 1,1993, the Telephone Company adopted new financial accounting standards relating to postretirement benefits, postemployment benefits, and income taxes resulting in a one-time, non-cash charge to 1993 earnings of $1,849.4.

The Telephone Company's operating revenues in the second quarter and first six months of 1994 increased $74.6, or 3.7 percent, and $141.7, or 3.6 percent, over the second quarter and first six months of 1993, respectively. Components of operating revenues for the second quarters and first six months of 1994 and 1993 are as follows:

                     Second Quarter            Six-Month Period
                                     %                               %
               1994         1993   Change      1994         1993   Change
Local        $ 995.4    $  964.4   3.2%  $ 1,982.7   $  1,913.0    3.6%
service

Network access
 Interstate    460.9       445.2    3.5      915.8        877.3    4.4
 Intrastate    244.8       217.4   12.6      471.4        423.0   11.4

Long-
 distance      226.3       242.1   (6.5)     447.0        478.1   (6.5)
 service

Other          146.4       130.1   12.5      284.5        268.3    6.0
   Total   $ 2,073.8  $  1,999.2    3.7% $ 4,101.4   $  3,959.7    3.6%

     Local service revenues increased in the second quarter and first six months of 1994 due primarily to increases in demand, including growth in the number of access lines of 3.4 percent since June 30, 1993. This increase was partially offset by the impact of previously ordered rate reductions in Texas and accruals for potential rate reductions in Missouri.

     Interstate network access revenues increased in the second quarter and first six months of 1994 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base, partially offset by the impact of accruals for sharing under the Federal Communications Commission (FCC) price cap plan. Network access revenues also reflect a retroactive billing adjustment that decreased interstate revenues while increasing intrastate revenues.

     Intrastate network access revenues increased in the second quarter and first six months of 1994 due to an increase in demand, partially offset by previously ordered rate reductions, primarily in Texas. Approximately one-third of the increase reflects the 1994 partial replacement of the Texas pool settlement process with a system of primary toll carrier charges. Charges paid to the Telephone Company by other intrastate carriers are now recorded as access revenues, while those paid by the Telephone Company are recorded as cost of services and products. These amounts are offsetting and did not materially affect operating income in the second quarter and first six months of 1994. Previously, the net settlement pool payment or receipt was recorded as an increase or decrease in revenue. Revenues also increased as a result of the billing adjustment noted above.

     Long-distance service revenues decreased in the second quarter and first six months of 1994 due mainly to accruals for potential rate reductions, primarily in Missouri, and reclassification of certain revenues to access revenues.

     Other operating revenues consist of the Telephone Company's non-regulated network services and products, billing and collection services performed for interexchange carriers, the provision for uncollectible revenues related to all revenue classifications and other miscellaneous revenues. Other operating revenues increased in the second quarter and first six months of 1994 due to increases in demand for non-regulated services and products, including Caller ID equipment, offset by decreases in miscellaneous revenues.

The Telephone Company's operating expenses in the second quarter and first six months of 1994 increased $41.8, or 2.8 percent, and $82.4, or 2.7 percent, over the second quarter and first six months of 1993, respectively. Components of operating expenses for the second quarters and first six months of 1994 and 1993 are as follows:

                       Second Quarter          Six-Month Period
                                        %                           %
                   1994        1993   Change     1994      1993   Change
Cost of
services and   $  656.3    $  622.3   5.5%   $ 1,299.2  $  1,218.2  6.6%
products

Selling,
general and       472.3       470.4   0.4       940.8      950.5   (1.0)
administrative

Depreciation
and               424.5       418.6   1.4       843.9      832.8    1.3
amortization

     Total   $  1,553.1   $  1,511.3 2.8%   $ 3,083.9  $  3,001.5  2.7%


     Cost of services and products increased for the second quarter and first six months of 1994 due to increased expense for switching system software license fees, including fees related to enhanced services, annual compensation increases and Texas primary toll carrier access expenses discussed above.

     Selling, general and administrative expenses were flat in the second quarter and decreased in the first six months of 1994 due to savings associated with 1993 force reductions. This decrease was offset by annual compensation increases, higher property, gross receipts and payroll taxes, and higher pension benefit expenses.

     Depreciation and amortization increased in the second quarter and first six months of 1994 due primarily to a change in plant level and composition.

Interest expense decreased $14.4, or 14.1 percent, and $25.5, or
12.7 percent, in the second quarter and first six months of 1994, respectively, due primarily to lower interest rates on debt refinanced in 1993. Comparisons are also favorably affected by the recording of interest expense associated with the settlement of federal income tax audit issues in the second quarter of 1993.

Federal income tax expense increased $30.3, or 31.5 percent, in the second quarter and $52.4, or 27.2 percent, for the first six months of 1994 due primarily to higher income before income taxes and the 1 percent increase in the federal income tax rate enacted in the third quarter of 1993.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

Regulatory Developments

Federal - In June 1994, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) released its opinion on an appeal filed by the Telephone Company and several other local exchange carriers. The local exchange carriers had appealed the FCC's October 1992 order which required local exchange carriers to file tariffs permitting independent parties to physically collocate their equipment within local exchange carrier central offices for the
purposes of providing certain special access services.   The Court of
Appeals vacated the FCC's physical collocation requirement and remanded the order in all other respects, such as virtual collocation, to the FCC for further proceedings. Virtual collocation involves a set of technical and pricing rules intended to position the interconnector as if its equipment were located in the central office.

In July 1994, the FCC released a Memorandum, Opinion and Order (the Order) requiring certain local exchange carriers to file virtual collocation tariffs by September 1, 1994 to become effective December 15, 1994. Under the Order, local exchange carriers are required to provide equipment designated by independent parties to offer virtual collocation within the local exchange carriers' central offices. Local exchange carriers may choose to continue offering physical collocation instead of filing new tariffs for virtual collocation. The Telephone Company intends to appeal the Order. At this time, management is unable to estimate the financial impact of the Order on the Telephone Company.

In July 1994, the Court of Appeals remanded the FCC's decision to deny increases to the price caps (referred to as "exogenous treatment") to reflect the incremental interstate costs associated with the accrual accounting required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement No. 106). The Court of Appeals remand requires the FCC to reconsider the Telephone Company's existing request for interstate rate recovery of Statement No. 106 costs. Because the remand requires further FCC action, interpretation and negotiation with the Telephone Company and other local exchange carriers, the financial impact of the remand cannot be estimated at this time.

In June 1994, Southwestern Bell Corporation (the Corporation) filed a motion with the United States District Court for the District of Columbia (the Court) seeking removal of restrictions that prevent it from providing interLATA long-distance service to its cellular customers. This filing follows a period of almost two and one-half years of preliminary discussions between the Corporation and the United States Department of Justice (DOJ). In July 1994, the Corporation asked the DOJ to support a waiver allowing the Corporation to offer interLATA long-distance service through subsidiaries outside the five-state Telephone Company service region. Both of these matters are pending.

In July 1994, the Corporation joined with three other Regional Holding Companies (RHC) in a joint petition asking the Court to vacate the consent decree issued by the Court at the time of AT&T's divestiture of the RHCs. Among other items, the consent decree prevents the RHCs from providing interLATA telephone service and manufacturing telecommunications equipment. This matter is pending.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 12  Computation of Ratios of Earnings to Fixed Charges

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Southwestern Bell Telephone Company




August 10, 1994                 /s/ Edward L. Glotzbach
                                Edward L. Glotzbach
                                Vice President-Chief Financial
                                Officer and Treasurer (Principal
                                Accounting/Financial Officer)