Form 10-Q
period 1994-09-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1994-11-09
CIK 92476

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



(Mark One)

     X       Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                For the period ended September 30, 1994

                                  or

   __          Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

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
(Unaudited)

                                               Three months ended     Nine months ended
                                                  September 30,          September 30,
                                                  1994       1993       1994       1993
Operating Revenues
Local service                               $  1,012.4  $   989.2  $ 2,995.1  $ 2,902.2
Network access                                   707.7      688.0    2,094.9    1,988.3
Long-distance service                            238.9      252.3      685.9      730.4
Other                                            142.0      131.1      426.5      399.4
Total operating revenues                       2,101.0    2,060.6    6,202.4    6,020.3

Operating Expenses
Cost of services and products                    692.9      652.0    1,992.1    1,870.2
Selling, general and administrative              485.1      558.4    1,425.9    1,508.9
Depreciation and amortization                    422.2      421.3    1,266.1    1,254.1
Total operating expenses                       1,600.2    1,631.7    4,684.1    4,633.2
Operating Income                                 500.8      428.9    1,518.3    1,387.1

Other Income (Expense)
Interest expense                                 (86.0)     (96.3)    (261.6)    (297.4)
Other expense - net                               (7.4)      (1.1)     (18.6)     (17.0)
Total other income (expense)                     (93.4)     (97.4)    (280.2)    (314.4)
Income Before Income Taxes,
 Extraordinary Loss and Cumulative Effect
 of Changes in Accounting Principles             407.4      331.5    1,238.1    1,072.7

Income Taxes
Federal                                          114.3       73.5      359.6      266.4
State and local                                   14.6        5.7       45.4       32.1
Total income taxes                               128.9       79.2      405.0      298.5
Income Before Extraordinary Loss
 and Cumulative Effect of Changes
 in Accounting Principles                        278.5      252.3      833.1      774.2
Extraordinary Loss on Early Extinguishment
  of Debt, net of tax                            --         (20.2)      --     (153.2)
Cumulative Effect of Changes in Accounting
  Principles, net of tax                          --         --        --     (1,849.4)
Net Income (Loss)                           $    278.5  $   232.1  $   833.1  $(1,228.4)

See Notes to Financial Statements.




SOUTHWESTERN BELL TELEPHONE COMPANY
BALANCE SHEETS
Dollars in millions
                                                                  September 30,     December 31,
                                                                           1994             1993
                                                                             (Unaudited)

Assets
Current Assets
Cash and cash equivalents                                       $          16.2   $         37.8
Accounts receivable - net of allowances for
 uncollectibles of $22.4 and $14.2                                      1,470.0          1,375.0
Material and supplies                                                     137.7            129.0
Deferred charges                                                           53.7             46.8
Deferred income taxes                                                     168.8            152.4
Prepaid expenses and other current assets                                 152.4             56.6
Total current assets                                                    1,998.8          1,797.6
Property, Plant and Equipment - at cost                                26,727.3         26,231.3
  Less: Accumulated depreciation and amortization                      11,081.6         10,532.2
Property, Plant and Equipment - Net                                    15,645.7         15,699.1
Other Assets                                                              319.8            401.7
Total Assets                                                    $      17,964.3   $     17,898.4

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                                   $         891.5   $        663.0
Accounts payable and accrued liabilities                                2,381.8          2,160.0
Total current liabilities                                               3,273.3          2,823.0
Long-Term Debt                                                          4,267.5          4,383.0

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                                   1,781.2          1,746.7
Postemployment benefit obligation                                       2,610.6          2,817.7
Unamortized investment tax credits                                        384.1            429.8
Other noncurrent liabilities                                              308.1            356.7
Total deferred credits and other noncurrent liabilities                 5,084.0          5,350.9

Shareowner's Equity
Common stock - one share, no par value                                      1.0              1.0
Paid-in surplus                                                         5,317.8          5,706.9
Retained earnings (deficit)                                                20.7           (366.4)
Total shareowner's equity                                               5,339.5          5,341.5
Total Liabilities and Shareowner's Equity                       $      17,964.3   $     17,898.4

See Notes to Financial Statements.




SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                               Nine months ended
                                                                 September 30,
                                                               1994         1993
Operating Activities
Net income (loss)                                        $    833.1   $ (1,228.4)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                            1,266.1      1,254.1
   Provision for uncollectible accounts                        58.4         45.3
   Amortization of investment tax credits                     (45.7)       (48.8)
   Pensions and other postemployment expenses                 232.1        196.7
   Deferred income tax expense                                (31.7)       (31.6)
   Extraordinary loss, net of tax                               -          153.2
   Cumulative effect of accounting changes, net of tax          -        1,849.4
   Other - net                                               (449.2)      (528.6)
Total adjustments                                           1,030.0      2,889.7
Net Cash Provided by Operating Activities                   1,863.1      1,661.3

Investing Activities
   Construction and capital expenditures                   (1,162.4)    (1,284.1)
Net Cash Used in Investing Activities                      (1,162.4)    (1,284.1)

Financing Activities
   Net change in short-term borrowings with original
      maturities of three months or less                      375.7         22.1
   Issuance of other short-term borrowings                     35.5         11.0
   Repayment of other short-term borrowings                   (12.5)      (126.6)
   Issuance of long-term debt                                   0.7      1,901.3
   Repayment of long-term debt                               (286.7)        (8.4)
   Early extinguishment of debt and related call premiums       -       (1,563.2)
   Dividends paid                                            (835.0)      (625.2)
Net Cash Used in Financing Activities                        (722.3)      (389.0)
Net decrease in cash and cash equivalents                     (21.6)       (11.8)
Cash and cash equivalents beginning of year                    37.8         44.9
Cash and Cash Equivalents End of Period                  $     16.2   $     33.1

Cash Paid During the Nine Months Ended September 30 for:
    Interest                                             $    264.1   $    300.2
    Income taxes                                         $    572.4   $    324.1

See Notes to Financial Statements.



SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
                                                                        Retained
                                                Common       Paid-in    Earnings
                                                 Stock       Surplus    (Deficit)

Balance, December 31, 1992                   $  6,469.9    $     -       $  621.2
Net income (loss)                                   -            -       (1,228.4)
Dividend to shareowner                              -         (621.7)         -
Transfer of equity                             (6,468.9)     6,468.9          -
Balance, September 30, 1993                  $      1.0    $ 5,847.2     $ (607.2)


Balance, December 31, 1993                   $      1.0    $ 5,706.9     $ (366.4)
Net income                                          -            -          833.1
Dividend to shareowner                              -         (389.1)      (446.0)
Balance, September 30, 1994                  $      1.0    $ 5,317.8     $   20.7


See Notes to Financial Statements.

                                     * * * *

SELECTED FINANCIAL AND OPERATING DATA

At September 30, or for the nine months then ended:      1994        1993

  Return on weighted average total capital*   . . . .   13.34%      12.69%
  Debt ratio    . . . . . . . . . . . . . . . . . . .   49.14%      50.97%
  Network access lines in service (000)    . . . . .    13,598      13,157
  Access minutes of use (000,000) #  . . . . . . . .    35,859      32,796
  Long-distance messages billed (000)   . . . . . .  . 773,075     762,376
  Number of employees    . . . . . . . . . . . . .  .   48,790      50,010

* 1993 calculated using Income Before Extraordinary Loss and Cumulative Effect of Changes in Accounting Principles.
# 1993 amounts have been restated to conform to the current year's classifications.


SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

PREPARATION OF INTERIM FINANCIAL STATEMENTS - Southwestern Bell Telephone Company (Telephone Company) is a wholly-owned subsidiary of Southwestern Bell Corporation (SBC). The financial statements have been prepared by the Telephone Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1993 Annual Report on Form 10-K. SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Southwestern Bell Telephone Company (Telephone Company) reported net income of $278.5 for the third quarter of 1994 and $833.1 for the first nine months of 1994. Financial results for the third quarter and first nine months of 1994 and 1993 are summarized as follows:

                           Third Quarter                 Nine-Month Period
                                        % Change                             %
                     1994       1993               1994       1993    Change

Operating        $ 2,101.0   $ 2,060.6  2.0 %      $ 6,202.4   $ 6,020.3    3.0%
revenues

Operating        $ 1,600.2   $ 1,631.7  (1.9)%     $ 4,684.1   $ 4,633.2    1.1%
expenses

Income before
  extraordinary
loss and         $ 278.5     $ 252.3    10.4 %     $ 833.1     $ 774.2      7.6%
  accounting
changes

Extraordinary      -         $ (20.2)   -            -         $ (153.2)    -
loss

Accounting         -           -        -            -         $ (1,849.4)  -
changes

Net income       $ 278.5     $ 232.1    20.0 %     $ 833.1     $ (1,228.4)  -
(loss)


The primary factor contributing to the increase in income before extraordinary loss and cumulative effect of changes in accounting principles during the third quarter and first nine months of 1994 was growth in demand for services and products. This increase was partially offset by rate reductions and increased fees for switching system software licenses. Comparisons are also favorably impacted by the recording of one-time charges relating to restructuring of operations in the third quarter of 1993.

Results for the third quarter and first nine months of 1993 reflect extraordinary losses of $20.2 and $153.2, respectively, associated with refinancing of long-term debt. In addition, effective January 1, 1993, the Telephone Company adopted new financial accounting standards relating to postretirement benefits, postemployment benefits and income taxes resulting in a one-time, non-cash charge to 1993 earnings of $1,849.4.

The Telephone Company's operating revenues in the third quarter and first nine months of 1994 increased $40.4, or 2.0 percent, and $182.1, or 3.0 percent, over the third quarter and first nine months of 1993, respectively. Components of operating revenues for the third quarter and first nine months of 1994 and 1993 are as follows:

                          Third Quarter                 Nine-Month Period
                                      % Change                           %
                   1994         1993               1994       1993    Change

Local service    $ 1,012.4     $ 989.2    2.3%     $ 2,995.1   $ 2,902.2  3.2%

Network access
  Interstate       475.4         454.5    4.6        1,391.2     1,331.8  4.5

  Intrastate       232.3         233.5    (0.5)      703.7       656.5    7.2

Long-distance      238.9         252.3    (5.3)      685.9       730.4    (6.1)
service

Other              142.0         131.1    8.3        426.5       399.4    6.8

     Total       $ 2,101.0     $ 2,060.6  2.0%     $ 6,202.4   $ 6,020.3  3.0%


     Local service revenues increased in the third quarter and first nine months of 1994 due primarily to increases in demand, including 3.4 percent growth in the number of access lines since September 30, 1993. This increase was partially offset by the impact of previously ordered rate reductions in Texas and accruals for rate reductions in Missouri.

     Interstate network access revenues increased in the third quarter and first nine months of 1994 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base. For the nine-month period, increases were partially offset by the impact of higher accruals for revenue sharing under the Federal Communications Commission (FCC) price cap plan, as well as a retroactive billing adjustment in the second quarter of 1994 that decreased interstate revenues while increasing intrastate revenues.

     Intrastate network access revenues were flat in the third quarter of 1994 compared to 1993 as the impact of previously ordered rate reductions in Texas and accruals for rate reductions in Missouri offset increases related to demand and the 1994 partial replacement of the Texas pool settlement process with a system of primary toll carrier charges. Under this system, charges paid to the Telephone Company by other intrastate carriers are recorded as access revenues, while those paid by the Telephone Company are recorded as cost of services and products. These amounts are offsetting and did not materially affect operating income in the third quarter and first nine months of 1994. Previously, only the net settlement pool payment or receipt was recorded in revenue. Intrastate network access revenues for the first nine months of 1994 were higher, as demand and the Texas primary toll carrier charges exceeded rate reductions. Year to date revenues also increased as a result of the retroactive billing adjustment noted in the preceding paragraph.

     Long-distance service revenues decreased in the third quarter and first nine months of 1994 due to decreases in demand compared to 1993, accruals for rate reductions, primarily in Missouri, and reclassification of certain revenues to access revenues. Demand in 1993 was unusually high due to flood-related activity.

     Other operating revenues consist of the Telephone Company's non-regulated network services and products, billing and collection services performed for interexchange carriers, the provision for uncollectible revenues related to all revenue classifications and other miscellaneous revenues. Other operating revenues increased in the third quarter and first nine months of 1994 due to increases in demand for non-regulated services and products, including Caller ID equipment, offset by decreases in miscellaneous revenues.

The Telephone Company's operating expenses decreased $31.5, or 1.9 percent, in the third quarter, and increased $50.9, or 1.1 percent, in the first nine months of 1994, over the third quarter and first nine months of 1993, respectively. Components of operating expenses for the third quarter and first nine months of 1994 and 1993 are as follows:

                          Third Quarter                 Nine-Month Period
                                         % Change                          %
                    1994         1993                1994     1993    Change

Cost of services
and               $ 692.9     $ 652.0    6.3%     $ 1,992.1  $ 1,870.2   6.5%
products

Selling, general
and                 485.1       558.4    (13.1)     1,425.9    1,508.9   (5.5)
administrative

Depreciation and
amortization      422.2       421.3    0.2        1,266.1    1,254.1   1.0

     Total        $ 1,600.2   $ 1,631.7  (1.9)%   $ 4,684.1  $ 4,633.2   1.1%

     Cost of services and products increased for the third quarter and first nine months of 1994 due primarily to increased switching system software license fees, including fees related to enhanced services, and Texas primary toll carrier access expenses discussed above. This increase was partially offset by the absence of expenses related to third quarter 1993 flood damage in portions of the Midwest.

     Selling, general and administrative expenses in 1993 included a one-time charge for the restructuring of operations. The charge related to costs of severance, relocation and benefits for 800 management positions eliminated through October 1993, reducing net income by approximately $35. Decreases in expenses in the third quarter and first nine months of 1994 were also due to savings associated with 1993 force reductions and other cost control measures. These decreases were partially offset by higher pension benefit expenses and operating taxes.

     Depreciation and amortization were flat in the third quarter and first nine months of 1994 due primarily to a change in plant level and composition offset by the completion of accelerated regulatory amortization of certain analog equipment.

Interest expense decreased $10.3, or 10.7 percent, and $35.8, or
12.0 percent, in the third quarter and first nine months of 1994, respectively, due primarily to lower interest rates on debt refinanced in 1993. For the nine-month period, interest expense also declined due to the recording of interest expense associated with the settlement of federal income tax audit issues in the second quarter of 1993.

Federal income tax expense increased $40.8, or 55.5 percent, in the third quarter and $93.2, or 35.0 percent, for the first nine months of 1994 due primarily to higher income before income taxes. Comparisons to 1993 are also affected by a one-time net reduction of expense in the third quarter of 1993 due to adjustment of deferred tax assets and liabilities to reflect changes in federal and state corporate income tax rates.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

Regulatory Developments

Missouri - In August 1994, the Telephone Company, the Missouri Public Service Commission (MPSC) and the Office of Public Counsel (OPC) reached an agreement that will resolve the Telephone Company's appeal of the MPSC's December 1993 rate reduction order. The agreement requires the Telephone Company to implement annual rate reductions of $69.6 effective October 1, 1994, representing rate reductions of $84.6 in the original December 1993 MPSC order, offset by an increase of $15 to recover a portion of incremental costs associated with postretirement benefit accruals. In addition, customers will be given one-time credits totaling $65 for rate reductions, accrued and paid to the Cole County Circuit Court since the beginning of the year under the original order.

The agreement extends through December 31, 1998. During this period, the agreement provides that there will be no proposed rate increases by the Telephone Company and no sharing of earnings. In addition, during the period of the agreement the Telephone Company will not be subject to earnings review. The agreement does not preclude the Telephone Company from increasing its revenues through the introduction of new or additional services or features during this period.

Additionally, the Telephone Company has committed to invest an average of $275 annually in capital expenditures during the term of the agreement, of which $35 will be earmarked for advanced telecommunications technology, including fiber optic infrastructure development, elimination of party line service, distance learning, telemedicine applications and centers for interactive video telecommunications.

Other Business Matters

Regulatory Accounting - The Telephone Company currently accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Statement No. 71 requires deferral of certain costs and obligations based on regulatory actions (regulatory assets and liabilities). In addition, under Statement No. 71, telephone plant is depreciated using rates set by regulators in a joint federal and state triennial review process. These rates are usually lower than those established by unregulated companies. Without a complete historical assessment of the differences between regulatory and competitive environments, it is not practicable to estimate what depreciation would have been absent regulation. The Telephone Company will present proposed depreciation rates for 1995 through 1997 to federal and state regulators in triennial review meetings scheduled for mid-1995.

Continued application of Statement No. 71 is appropriate only if it is reasonable to assume that rates can be charged to and collected from customers which are adequate to recover costs. This assumption requires, among other things, consideration of anticipated changes in levels of demand or competition during the recovery period for any capitalized costs. It is management's opinion that application of Statement No. 71 to the Telephone Company remains appropriate at this time. However, due to the rapid pace of change in the telecommunications industry, the Telephone Company must continually assess its position with respect to Statement No. 71. If, as a result of actual and anticipated increases in competition, technological developments, and other changes in the telecommunications industry, including the manner of determining rates, the Telephone Company determines that it no longer qualifies for the provisions of Statement No. 71, the Telephone Company would be required to eliminate its regulatory assets and liabilities, and to adjust the carrying amount of its telephone plant to the extent that it determines that such amount is not recoverable. Management expects that the resulting non-cash, extraordinary charge would be material. Because of uncertainties regarding the timing, extent and potential combination of circumstances which would cause the Telephone Company to discontinue application of Statement No. 71, the magnitude of this charge cannot be reasonably estimated at this time.
PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

    Exhibit 27  Financial Data Schedule.

(b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended September 30, 1994.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Southwestern Bell Telephone Company




November 8, 1994                /s/ Edward L. Glotzbach
                                Edward L. Glotzbach
                                Vice President-Chief Financial
                                Officer and Treasurer (Principal
                                Accounting/Financial Officer)