Form 10-K405
SOUTHWESTERN BELL TELEPHONE CO
filed 1995-03-14
CIK 92476

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

      X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

            For fiscal year ended December 31, 1994

                               OR

_______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]


                           SCHEDULE A

  Securities Registered Pursuant To Section 12(b) Of The Act:


Title of each Class              Name of each exchange
                                   on which registered
Five Year 8.30% Notes,                New York Stock Exchange
   due June 1, 1996
Seven Year 6-1/8% Notes,              New York Stock Exchange
   due March 1, 2000
Eight Year 6-3/8% Notes,              New York Stock Exchange
   due April 1, 2001
Twelve Year 6-5/8% Notes,             New York Stock Exchange
   due April 1, 2005
Thirty-Eight Year 7-3/4%              American Stock Exchange
Debentures,
   due September 1, 2009
Forty Year 6-7/8% Debentures,         American Stock Exchange
   due February 1, 2011
Forty Year 7-3/8% Debentures,         American Stock Exchange
   due May 1, 2012
Forty Year 7-5/8% Debentures,         American Stock Exchange
   due October 1, 2013
Forty Year 8-1/4% Debentures,         American Stock Exchange
   due March 1, 2014
Twenty-Two Year 7% Debentures,        New York Stock Exchange
   due July 1, 2015
Forty Year 8-1/4% Debentures,         American Stock Exchange
   due April 1, 2017
Thirty Year 7-5/8% Notes,             New York Stock Exchange
   due March 1, 2023
Thirty-Two Year 7-1/4%                New York Stock Exchange
Debentures,
   due July 15, 2025



                       TABLE OF CONTENTS

                             PART I


Item                                                      Page

1. Business
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders      *


                            PART II

5. Market for Registrant's Common Equity and Related Stockholder
     Matters
6. Selected Financial and Operating Data
7. Management's Discussion and Analysis of Results of Operations
   (Abbreviated pursuant to General Instruction J(2))
8. Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                            PART III

10.   Directors and Executive Officers of the Registrant         *
11.   Executive Compensation                                     *
12.   Security Ownership of Certain Beneficial Owners and
      Management                                                 *
13.   Certain Relationships and Related Transactions             *


                            PART IV

14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K





__________

*Omitted pursuant to General Instruction J(2).




                             PART I

ITEM 1. BUSINESS

GENERAL

Southwestern Bell Telephone Company (Telephone Company) was incorporated in 1882 under the laws of the State of Missouri, and has its principal executive offices at One Bell Center, St. Louis, Missouri 63101-3099 (telephone number 314-235-9800). The Telephone Company is a wholly-owned subsidiary of Southwestern Bell Corporation (SBC), which was incorporated under the laws of the State of Delaware in 1983 by AT&T Corp. (AT&T) as one of seven regional holding companies (RHCs) formed to hold AT&T's local telephone companies. AT&T divested SBC by means of a spin-off of stock to its shareowners on January 1, 1984 (divestiture). The divestiture was made pursuant to a consent decree, referred to as the Modification of Final Judgment (MFJ), issued by the United States District Court for the District of Columbia (District Court).

THE MFJ AND LINE OF BUSINESS RESTRICTIONS

The MFJ, as originally approved by the District Court in 1982, placed restrictions on the types of businesses in which SBC could engage. The principal restriction prohibits SBC from providing telecommunications services between Local Access and Transport Areas (LATAs), which are generally centered on a standard metropolitan statistical area or other identifiable community of interest. The MFJ also initially restricted SBC from providing information services, engaging in nontelecommunications lines of business, and manufacturing or providing telecommunications products, other than the provision of customer premises equipment
(CPE) manufactured by others. CPE, as defined in the MFJ, represents equipment used on customers' premises to originate, route or terminate telecommunications. These services and products are collectively known as "restricted lines of business."

The MFJ permits SBC to obtain relief from these restrictions upon a showing that there is no substantial possibility that it could use its monopoly power to impede competition in the specific market it seeks to enter (the Waiver Standard). As a result of proceedings before the District Court since divestiture, the restrictions against engaging in nontelecommunications lines of business and providing intraLATA information services have been removed. SBC has also been authorized to engage in the restricted lines of business outside the United States, subject to certain conditions designed to prevent an impact on United States markets. SBC has submitted various requests to the District Court which seek to remove or modify the remaining restrictions. These include, among others, pending waiver requests to provide information services on an interLATA basis and to provide interLATA long-distance service outside the five-state area (defined below) and to cellular customers. In addition, SBC and two other RHCs have asked the District Court, in a joint petition filed in July 1994, to vacate the MFJ. This matter is currently pending.

BUSINESS OPERATIONS

The Telephone Company's principal services include local, long-distance and network access services, which are provided in the states of (listed by number of access lines) Texas, Missouri, Oklahoma, Kansas and Arkansas (five-state area). Local services involve the transport of telecommunications traffic between telephones and other CPE located within the same local service calling area. Local services include: basic local exchange service, extended area service, dedicated private line services for voice and special services, directory assistance and various custom calling services. Long-distance services involve the transport of telecommunications traffic between local calling areas within the same LATA (intraLATA). Long-distance services also include such other services as Wide Area Telecommunications Service (WATS or 800 services) and other special services. Network access services connect a subscriber's telephone or other equipment to the transmission facilities of non-Telephone Company carriers which provide long-distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

The following table sets forth for the Telephone Company the percentage of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.

                                      Percentage of Total
                                       Operating Revenues

                                     1994      1993      1992
Local service                        48%       48%       48%
Long-distance service                11%       12%       13%
Network access                       34%       33%       33%

The Telephone Company provides its services over approximately 9 million residential and 4 million business access lines in the five-state area. During 1994, nearly two-thirds of the Telephone
Company's access line growth occurred in Texas.

During 1994, the Telephone Company continued to expand its offering of optional services including Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers. Caller ID is now being offered in certain markets in all of the states in the Telephone Company's five-state area.

In February 1994, the Telephone Company announced plans for a consumer trial of video and interactive services in Richardson, Texas. With the construction of the broadband network currently under way, the Telephone Company plans to begin offering telephone service to customers over the network in early 1995. Delivery of video service is expected to begin during 1996. Eventually, 42,000 homes will be included in the trial.

The Federal Communications Commission (FCC) has certain rules that impact the manner in which the Telephone Company may offer network services for enhanced service providers. Enhanced services are services other than basic transmission services. Under these rules, the Telephone Company is permitted to offer enhanced services either on its own or jointly with its affiliates, subject to nonstructural safeguards designed to permit the Telephone Company's competitors to acquire needed network services on an efficient, non-discriminatory basis and to reduce the risk of cross-subsidization. These safeguards include accounting and reporting procedures and Open Network Architecture
(ONA) requirements, which represent the Telephone Company's plan to provide equal access to its network to all enhanced service providers. Enhanced services are deregulated at the federal level, and thus far none of the state commissions to which the Telephone Company is subject has asserted jurisdiction over intrastate enhanced services. The nonstructural safeguards are currently being reviewed by the FCC as a result of an October 1994 judicial remand, which charged that the FCC had not adequately explained how ONA would prevent discrimination against competitors. While the outcome cannot be predicted, it is anticipated that the FCC will reaffirm the nonstructural safeguards.

GOVERNMENT REGULATION

In the five-state area, the Telephone Company is subject to regulation by state commissions which have the power to regulate intrastate rates and services, including local, long-distance and network access (both intraLATA and interLATA access within the state) services. The Telephone Company is also subject to the jurisdiction of the FCC with respect to foreign and interstate rates and services, including interstate access charges. Access charges are designed to compensate the Telephone Company for the use of its facilities for the origination or termination of long-distance and other communications by non-Telephone Company carriers.

Additional information relating to federal and state regulation of the Telephone Company is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Regulatory Environment" beginning on page 12 of this report.

MAJOR CUSTOMER

Approximately 15% in 1994 and 1993, and 16% in 1992, of the Telephone Company's revenues were from services provided to AT&T.
No other customer accounted for more than 10% of total revenues.

COMPETITION

Information relating to competition in the telecommunications industry is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Competition" beginning on page 13 of this report.

RESEARCH AND DEVELOPMENT

The majority of company-sponsored basic and applied research activities is conducted at Bell Communications Research, Inc. (Bellcore). The Telephone Company owns a one-seventh interest in Bellcore along with the other six RHCs. Bellcore is the central point of contact for coordinating the Federal government's telecommunications requirements on national security and emergency preparedness.

Basic and applied research is also conducted at Southwestern Bell
Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides technology planning and assessment services to SBC and its subsidiaries.

EMPLOYEES

As of December 31, 1994, the Telephone Company employed 48,440 persons. Approximately 76% of the employees are represented by the Communications Workers of America (CWA). Effective in August 1992, a three-year contract was negotiated between the CWA and the Telephone Company. This contract will be subject to renegotiation in mid 1995.

ITEM 2.  PROPERTIES

The properties of the Telephone Company do not lend themselves to description by character and location of principal units. At December 31, 1994, network access lines represented 45% of the Telephone Company's investment in telephone plant; central office equipment represented 37%; land and buildings represented 10%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 6%; and information origination/termination equipment represented 2%.


ITEM 3.  LEGAL PROCEEDINGS

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction J(2).


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                              At December 31, or for the year ended

                                   1994                1993

Return on Weighted Average       13.02%                 12.48%*
  Total Capital

Debt Ratio (debt, including      47.65%                 48.58%
  current maturities, as a
  percentage of total
  capital)

Network access lines in          13,612                 13,145#
  service (000)

Access minutes of use            48,430                 44,203#
(000,000)

Long-distance messages           1,018                  1,012#
billed (000,000)

Number of employees              48,440                 49,320


* Calculated using income before extraordinary loss and cumulative effect of changes in accounting principles. These impacts are included in shareowner's equity.

# 1993 data has been restated to reflect the most current information available.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS
Dollars in millions

This discussion should be read in conjunction with the financial statements and the accompanying notes.

Results of Operations

Summary

Financial results, including changes from the prior year, are summarized as follows:

                                                              Percent
                                     1994         1993        change
                                                            1994 vs.
                                                              1993

Operating revenues                 $  8,376.2    $ 8,072.9   3.8%
Operating expenses                 $  6,401.4    $ 6,240.9   2.6%
Income before extraordinary loss   $  1,071.9    $ 1,015.0   5.6%
  and accounting changes
Extraordinary loss                       -       $  (153.2)   -
Accounting changes                       -       $(1,849.4)   -
Net income (loss)                  $  1,071.9    $  (987.6)   -

The Telephone Company reported income before extraordinary loss and cumulative effect of changes in accounting principles of $1,071.9 and $1,015.0 in 1994 and 1993, respectively. In 1993, an extraordinary loss associated with early extinguishment of debt was $153.2, and the adoption of financial accounting standards relating to postretirement benefits, postemployment benefits and income taxes resulted in one-time charges totaling $1,849.4. As a result, net loss for 1993 was $987.6.

The primary factor contributing to the increase in income before extraordinary loss and cumulative effect of changes in accounting principles in 1994 was the growth in demand for services and products. This was partially offset by rate reductions and an increase in license fees for switching system software. Comparisons to 1993 are also favorably impacted by the recording of one-time charges relating to restructuring of operations in 1993.

Items affecting the comparison of the operating results between 1994 and 1993 are discussed in the following sections.

Operating Revenues

Total operating revenues increased $303.3, or 3.8%, in 1994.
Components of total operating revenues, including changes from the prior year, are as follows:

                                                             Percent
                                  1994       1993           change
                                                           1994 vs.
                                                             1993

Local service                   $ 4,022.0   $ 3,898.3        3.2%

Network access
  Interstate                      1,912.5     1,804.7        6.0
  Intrastate                        944.5       880.7        7.2

Long-distance service               903.5       965.7       (6.4)

Other                               593.7       523.5       13.4

                                $ 8,376.2   $ 8,072.9        3.8%

   Local Service revenues increased in 1994 due to increases in demand, including growth in the number of access lines of 3.6%. Nearly two-thirds of the access line growth occurred in Texas. Previously ordered rate reductions, primarily in Texas and Missouri, reduced 1994 revenues by approximately $80.

   Network Access Interstate network access revenues increased in 1994 due largely to increases in demand for access services. Growth in revenues from end user charges attributable to an increasing access line base also contributed to the increase. Revenues in 1994 also reflect a retroactive billing adjustment that decreased interstate access revenues slightly while increasing intrastate access revenues.

   Intrastate network access revenues increased in 1994 due primarily to increases in demand. Also affecting intrastate revenues in 1994 was the partial replacement of the Texas pool settlement process with a system of primary toll carrier access charges. Under this system, charges received by the Telephone Company from other intrastate carriers are recorded as intrastate access revenues, while those paid by the Telephone Company are recorded as cost of services and products. These amounts were each approximately $40 and did not materially affect operating income in 1994. Previously, only the net settlement pool payment or receipt was recognized as an adjustment to revenue. The retroactive billing adjustment noted in the preceding paragraph also slightly increased intrastate access revenues. Previously ordered rate reductions, primarily in Texas, reduced revenues by approximately $120 during 1994.

   Long-Distance Service message volumes in 1994 are relatively unchanged from 1993, as the implementation of optional calling plans encouraged higher volumes which offset competition-related decreases in messages. These optional calling plans also lower the average revenue per message and, combined with other demand-related decreases and rate decreases (primarily in Missouri), caused a decrease in long-distance service revenue.

   Other operating revenues consist of the Telephone Company's non-regulated network services and products, billing and collection services performed for interexchange carriers and other miscellaneous revenues, offset by the provision for uncollectible revenues related to all revenue classifications. Other operating revenues increased in 1994 due primarily to increases in demand for the Telephone Company's nonregulated services and products, including Caller ID equipment, computer network services and videoconferencing services.

Operating Expenses

Total operating expenses increased $160.5, or 2.6%, in 1994.
Components of total operating expenses, including changes from the prior year, are as follows:

                                                           Percent change
                                  1994        1993        1994 vs. 1993

Cost of services and products   $ 2,761.0   $  2,519.1      9.6%

Selling, general and              1,948.2      2,022.2     (3.7)
administrative

Depreciation and amortization     1,692.2      1,699.6     (0.4)

                                $ 6,401.4   $  6,240.9      2.6%

   Cost of Services and Products increased in 1994 due to increases of approximately $100 in switching system software licensing fees, including fees related to enhanced services, increased demand for services and products, and Texas primary toll carrier access charges noted in the discussion of intrastate network access revenues.

   Selling, General and Administrative expenses in 1993 included a one-time charge for the restructuring of operations as discussed in Other Business Matters. Decreases in expenses in 1994 were also due to savings associated with 1993 force reductions and other cost control measures. These decreases were partially offset by higher pension benefit expenses and operating taxes.

   Depreciation and Amortization in 1994 was relatively unchanged from 1993 levels as increases resulting from changes in plant levels and composition were more than offset by the completion of accelerated regulatory amortization of certain analog equipment.

Interest Expense decreased $27.3, or 7.1%, in 1994. The decrease was due to lower interest rates on debt refinanced by the Telephone Company and the repayment of debt during 1993, partially offset by interest accrued on potential rate reductions.

Federal Income Tax expense increased $91.6, or 25.1%, in 1994 primarily due to higher income before income taxes. Comparisons to 1993 are also affected by a one-time net reduction of expense in 1993 due to adjustment of deferred tax assets and liabilities to reflect changes in federal and state corporate income tax rates.

Extraordinary Item The Telephone Company recorded extraordinary charges of $153.2 in 1993 as a result of refinancing $2,100 of long-term debt. See Note 3 to the financial statements for additional information.

Operating Environment and Trends of the Business

Regulatory Environment

The Telephone Company's intrastate telecommunications operations in Texas, Missouri and Kansas are presently operating under incentive regulation plans, while operations in Oklahoma and Arkansas are regulated under traditional rate-of-return methodology. The Telephone Company's interstate telecommunications operations in the five states are regulated by the FCC, using a price cap system. The FCC is in the process of reviewing the current price cap plan, in order to evaluate issues related to price cap methodology, the goals of price cap regulation and transition to a fully competitive market. It is expected that the FCC will complete their review during the first half of 1995.

Regulatory jurisdictions may require that adjustments be made to reported earnings in order to compute earnings subject to sharing or regulatory returns, as applicable, according to its regulatory plan. As a result, differences may exist between the returns reported to these regulatory bodies and those computed from Telephone Company financial information included in the financial statements.

Following is a summary of significant regulatory proceedings.

Texas In 1994, the Telephone Company completed the final year of its four-year incentive regulation agreement. Under its terms, the Telephone Company agreed to cap certain local rates, provide annual rate reductions and other benefits to customers in Texas, and upgrade the network at a cost of approximately $329. Rate reductions for 1994 and 1993 were $146 and $21, respectively. Rate reductions and customer benefits for 1992 were $34.

The agreement also provided an earnings-sharing mechanism designed to encourage efficiency and innovation by the Telephone Company. Revenue sharing amounts for 1992 were not significant, and there will be no sharing of 1993 revenues. Sharing amounts for 1994 have not been approved by the Texas Public Utility Commission (TPUC), but are estimated to be approximately $30.

The Telephone Company has offered to extend the agreement until September 1, 1995. This extension was offered because of the possibility that new legislation concerning utility regulation may be written during the 1995 session of the Texas legislature. Such legislation, if enacted, would become effective in September 1995. Although no formal reply regarding the extension has been received from the TPUC, no objections have been raised by the TPUC and the Telephone Company is continuing to operate under the provisions of the original agreement.

Missouri  In response to a Missouri Public Service Commission
(MPSC) staff complaint, the MPSC issued an order in December 1993 requiring rate reductions of $84.6 annually, beginning
January 1994. The Telephone Company appealed the order and, in August 1994, reached a settlement agreement with the MPSC and Office of Public Counsel (OPC).

Under the terms of the settlement agreement, the Telephone Company implemented annual rate reductions of $69.6 effective October 1, 1994, representing the original $84.6 reduction ordered by the MPSC, offset by $15 for recovery of a portion of the costs associated with postretirement benefit accruals, allowed by legislation enacted in 1994. In addition, customers were given one-time credits totaling $64 for rate reductions which were accrued under the original order and paid to the court beginning in 1994. The Telephone Company has also committed to invest an average of $275 annually in capital expenditures during the term of the agreement.

The agreement extends through December 31, 1998. During this period, the agreement provides that the Telephone Company will not file a general rate case or raise local service rates and there will be no sharing of earnings. In addition, the MPSC and the OPC have agreed not to file complaints about the level of Telephone Company earnings during the term of the agreement. The agreement does not preclude the Telephone Company from increasing its revenues through the introduction of new or additional services or features during this period. Two interexchange carriers and the Missouri Cable TV Association have challenged the legality of the agreement in a case currently pending in the Cole County Circuit Court.

Oklahoma  In January 1989, the Oklahoma Corporation Commission
(OCC) ordered an investigation into the reasonableness of the Telephone Company's intrastate rates. In August 1992, a final order was issued requiring the Telephone Company to refund revenues in excess of an 11.41% return on equity, effective April 1991 through the date of the final order. The ordered refund obligation is $148.4.

The OCC order also would reduce annual revenues by $100.6 effective September 1992 (of which $44.6 relates to plans already implemented), partially offset by a positive annual revenue adjustment of $7.8 to compensate the Telephone Company for its investment of $84 for network modernization over five years following the date the order becomes effective. The order would also lower the allowed return on equity from 14.25% to 12.20%.

In September 1992, the Telephone Company appealed to the Oklahoma
Supreme Court (Court), which suspended the effectiveness of the entire order pending final disposition. This appeal is still pending.

The Telephone Company is contesting all aspects of the OCC's actions. Management believes that the OCC-ordered refund of revenues collected before the date of the OCC's August 1992 order is illegal under Oklahoma law and will be overturned by the Court. The Court may require the Telephone Company to implement some portion of the annual rate reductions indicated in the OCC order. Management is unable to determine the outcome of the remaining portions of the OCC order. Future effects arising from an unfavorable ruling would not be expected to have a material impact on the Telephone Company's financial results.

Competition

Competition is growing in the telecommunications industry. Regulatory and court decisions have expanded the number of alternative service providers offering telecommunications services. Technological advances have expanded the types and uses of services and products available. Accordingly, the Telephone Company faces increasing competition in significant portions of its business.

The Telephone Company currently faces competition principally from competitive access providers (CAPs), private networks, shared tenant services, providers of telecommunications equipment, interexchange carriers, resellers and cellular providers.

CAPs typically build fiber optic "rings" throughout large metropolitan areas to provide transport services (generally high-speed data) for large business customers and interexchange carriers. Also, an increasing number of high usage customers, particularly large businesses, now bypass Telephone Company facilities by establishing alternative telecommunications links for voice and data, such as private network systems, shared tenant services or private branch exchange (PBX) systems (which are customer-owned and provide internal switching functions without use of Telephone Company central office facilities). The extent of the economic incentive to bypass the local exchange network depends upon local exchange prices, access charges, regulatory policy and other factors. End user charges ordered by the FCC are designed to mitigate the effect of system bypass.

The FCC has adopted rules requiring large local exchange carriers, including the Telephone Company, to provide expanded interconnection to independent parties for provision of special access and switched access transport services. (Special access refers to a dedicated transmission path, used primarily by large business customers and long-distance carriers, which does not involve switching at the local exchange carrier central office. Switched access refers to the link between local exchange carriers' switching facilities and long-distance carriers' networks; switched access transport is one component of this process.) A July 1994 FCC order requires that local exchange carriers provide equipment and establish a set of technical and pricing rules intended to position alternate providers as if their equipment were located in the central office (referred to as virtual collocation). Alternatively, the local exchange carrier may, at its discretion, allow alternate providers to physically collocate their equipment within its central office. This order followed a June 1994 judicial remand which vacated the FCC's previous order requiring physical collocation. Various aspects of the FCC rules are being contested by a number of local exchange carriers, including the Telephone Company.

Collocation for access services is also being addressed at the state regulatory level. In general, collocation requirements in Texas and Oklahoma follow terms similar to those of interstate requirements. Proceedings in Missouri and Arkansas have been delayed awaiting the outcome of pending FCC collocation issues. The Kansas Corporation Commission presently does not authorize intrastate collocation.

Competition exists in all of the Telephone Company's intraLATA toll markets. Principal competitors are interexchange carriers, which are assigned an access code (e.g., "10XXX") used by their customers to route intraLATA calls through the interexchange carrier's network, and resellers, which sell toll services obtained at bulk rates.

Pending regulatory and legislative proceedings could allow increased competition for local exchange services in the future. In Texas, three companies have filed applications with the TPUC seeking authority to provide local exchange services in selected metropolitan areas within the Telephone Company's service territory. Hearings on these applications are scheduled to begin in mid 1995. In Missouri, a commission appointed by the Governor recommended in January 1995 that legislation be adopted to open the Telephone Company's local exchange market to competition.
The report also recommended an end to earnings regulation for the Telephone Company, but provided only limited pricing flexibility for its services. It is not known whether such legislation will be passed in the 1995 legislative session. In Oklahoma and Kansas, there are generic competition dockets pending which address competitive issues related to the provision and regulation of intrastate telecommunications services.

Wireless telecommunications services, such as cellular, increasingly compete with landline services. Furthermore, the FCC adopted an order in 1993 allocating radio spectrum and outlining development of licenses for new personal communications services (PCS). PCS utilizes wireless telecommunications technology using radio spectrum different from cellular. Like cellular, it is designed to permit access to a variety of communications services regardless of subscriber location. Under an auction process, up to seven PCS licenses could be awarded in each of 51 geographic areas. Licenses may be combined by spectrum amounts and geographically, including creation of a nationwide service. Though a potential source of competition for landline services, PCS also represents a competitive opportunity for SBC, which is allowed to participate fully in bidding for licenses in areas outside its cellular service areas, and may bid on a smaller license in areas where it has a cellular presence. SBC is participating in the auctions, which began in December 1994, and is pursuing licenses in a number of markets that would complement its existing cellular service territories.

In the future, it is likely that additional competitors will emerge in the telecommunications industry. Cable television companies and electric utilities have expressed an interest in providing telecommunications services. As a result of recent and prospective mergers and acquisitions within the industry, the Telephone Company may face competition from entities offering both cable and telephone services over their transport mediums in its operating territory. Interexchange carriers have also expressed interest in providing local service, either directly or through alternative wireless networks, and a number of major carriers have publicly announced their intent to provide local service in certain markets, some of which are in the Telephone Company's five-state area.

Competitive opportunities may arise as a result of pending and anticipated legislative and legal proceedings. Federal policymakers have indicated strong interest in telecommunications reform - namely, lowering regulatory and legislative barriers to competition. Legislation was introduced in the 1994 United States Congress which, had it been adopted, would have allowed SBC to enter previously restricted lines of business, including interLATA telecommunications services, electronic publishing and telecommunications equipment manufacturing, and would have allowed local exchange carriers to compete in the cable television business in their own areas. Legislation achieving these goals will be advocated by SBC during the 1995 Congressional session; however, no assurance can be given as to whether or in what form such legislation might be enacted.

SBC and two RHCs are asking the United States District Court for the District of Columbia, in a joint petition filed in July 1994, to vacate the consent decree issued at the time of AT&T's divestiture of the RHCs. Among other items, the consent decree prevents the RHCs from providing interLATA telecommunications service and manufacturing telecommunications equipment. This matter is pending and the outcome cannot be predicted. Also in 1994, SBC filed a lawsuit in the United States District Court in Dallas, seeking to overturn provisions of the Cable Communications Policy Act of 1984, in order to provide cable television service in the Telephone Company's five-state area. While there can be no assurance of a favorable ruling to SBC, three Circuit Courts of Appeals have held this statute to be unconstitutional in similar factual circumstances.

SBC is aggressively representing its interests regarding competition before federal and state regulatory bodies and courts, and before Congress and state legislatures, and will continue to evaluate the increasingly competitive nature of its business and the appropriate regulatory, legislative and industry solutions needed to respond effectively to competition.


Regulatory Accounting

The Telephone Company currently accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Statement No. 71 requires deferral of certain costs and obligations based on regulatory actions (regulatory assets and liabilities). In addition, under Statement No. 71, telephone plant is depreciated using rates set by regulators in a joint federal and state triennial review process. These rates are usually lower than used by unregulated companies. The Telephone Company will present proposed depreciation rates for 1995 through 1997 to federal and state regulators in triennial review meetings scheduled for mid 1995.

Continued application of Statement No. 71 is appropriate only if it is reasonable to assume that rates which are adequate to recover costs can be charged to and collected from customers. This assumption requires, among other things, consideration of anticipated changes in levels of demand or competition during the recovery period for any capitalized costs. It is management's opinion that application of Statement No. 71 to the Telephone Company remains appropriate at this time. However, due to the rapid pace of change in the telecommunications industry, the Telephone Company must continually assess its position with respect to Statement No. 71. If, as a result of actual and anticipated increases in competition, technological development and other changes in the telecommunications industry including the manner of determining rates, the Telephone Company determines that it no longer qualifies for the provisions of Statement No. 71, the Telephone Company would be required to eliminate its regulatory assets and liabilities, and adjust the carrying amount of its telephone plant to the extent that it determines that such amount is not recoverable. The net effect would be reflected in the financial statements as a non-cash, extraordinary charge to income. Because of the uncertainties regarding the timing, extent and potential combination of circumstances which would cause the Telephone Company to discontinue application of Statement No. 71, management cannot estimate a specific amount of the charge at this time, but under most combinations of circumstances would anticipate the after-tax amount of the charge to be between $2.0 billion and $3.0 billion.

Other Business Matters

Operational Restructuring During the third quarter of 1993, the Telephone Company announced a restructuring of its operations. The restructuring realigns the Telephone Company into two operating divisions, Customer Services, comprised of nine geographic market areas, and Network Services, which focuses on technology planning and deployment. As part of the restructuring, approximately 800 management positions were eliminated during 1993. Costs for severance, relocation and benefits associated with the positions eliminated were accrued during 1993, reducing net income by approximately $35.

Pending Litigation The Telephone Company is presently engaged in litigation with 57 Texas cities arising from the Telephone Company's alleged breach of certain ordinances relating to the Telephone Company's use of, and work activities in, streets and other public ways. In November 1992, City of Port Arthur, et al., v. Southwestern Bell Telephone Company, et al., in the 136th Judicial District Court of Jefferson County, Texas, was certified as a class action. Trial is set for 1995. In addition, three municipalities participating in the class action had filed separate lawsuits, which have been suspended pending the outcome of the class action.

The ordinances provide for the payment of a percentage of the gross receipts received by the Telephone Company from the provision of certain services within the cities. While the particular claims of the cities vary, they all allege that the Telephone Company should have included revenues received from other services in calculating the compensation described in the ordinances. The Telephone Company believes it has several meritorious defenses to the claims and intends to vigorously pursue these defenses. The Telephone Company further believes that it will either be successful on the merits of the cases or that any unfavorable result will not have a material impact on the Telephone Company's results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 Report of Independent Auditors


The Board of Directors
Southwestern Bell Telephone Company

We have audited the accompanying balance sheets of Southwestern Bell Telephone Company as of December 31, 1994 and 1993, and the related statements of income, shareowner's equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Bell Telephone Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 5 and 6 to the financial statements, in 1993 the Company changed its method of accounting for income taxes, postretirement benefits other than pensions, and postemployment benefits.






                                        ERNST & YOUNG LLP

San Antonio, Texas
February 10, 1995



SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF INCOME
Dollars in millions


                                                      1994         1993         1992
Operating Revenues
Local service                                   $  4,022.0   $  3,898.3   $  3,727.3
Network access                                     2,857.0      2,685.4      2,547.8
Long-distance service                                903.5        965.7      1,003.4
Other                                                593.7        523.5        465.5
Total operating revenues                           8,376.2      8,072.9      7,744.0

Operating Expenses
Cost of services and products                      2,761.0      2,519.1      2,594.3
Selling, general and administrative                1,948.2      2,022.2      1,830.7
Depreciation and amortization                      1,692.2      1,699.6      1,615.0
Total operating expenses                           6,401.4      6,240.9      6,040.0
Operating Income                                   1,974.8      1,832.0      1,704.0

Other Income (Expense)
Interest expense                                    (357.9)      (385.2)      (408.7)
Other income (expense) - net                         (31.0)       (22.6)        29.4
Total other income (expense)                        (388.9)      (407.8)      (379.3)
Income Before Income Taxes, Extraordinary
 Loss and Cumulative Effect of Changes
 in Accounting Principles                          1,585.9      1,424.2      1,324.7

Income Taxes
Federal                                              456.0        364.4        316.7
State and local                                       58.0         44.8         43.9
Total income taxes                                   514.0        409.2        360.6
Income Before Extraordinary Loss and Cumulative
 Effect of Changes in Accounting Principles        1,071.9      1,015.0        964.1
Extraordinary Loss on Early Extinguishment
 of Debt, net of tax                                   -         (153.2)         -
Cumulative Effect of Changes in Accounting
 Principles, net of tax                                -       (1,849.4)         -
Net Income (Loss)                               $  1,071.9   $   (987.6)   $   964.1

The accompanying notes are an integral part of the financial statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
BALANCE SHEETS
Dollars in millions

                                                                        December 31,
                                                                   1994        1993
Assets
Current Assets
Cash and cash equivalents                                     $     46.1   $    37.8
Accounts receivable - net of allowances for
 uncollectibles of $15.2 and $14.2                               1,378.5     1,375.0
Material and supplies                                              141.8       129.0
Deferred charges                                                    48.1        46.8
Deferred income taxes                                              184.8       152.4
Prepaid expenses and other current assets                           87.1        56.6
Total current assets                                             1,886.4     1,797.6
Property, Plant and Equipment - Net                             15,736.0    15,699.1
Other Assets                                                       166.6       401.7
Total Assets                                                  $ 17,789.0   $17,898.4

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                                 $    660.2   $   663.0
Accounts payable and accrued liabilities                         2,440.1     2,160.0
Total current liabilities                                        3,100.3     2,823.0
Long-Term Debt                                                   4,268.1     4,383.0

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                            1,728.6     1,746.7
Postemployment benefit obligation                                2,632.0     2,817.7
Unamortized investment tax credits                                 369.2       429.8
Other noncurrent liabilities                                       277.3       356.7
Total deferred credits and other noncurrent liabilities          5,007.1     5,350.9

Shareowner's Equity
Common stock - one share, without par value,
 owned by parent                                                     1.0         1.0
Paid-in surplus                                                  5,389.9     5,706.9
Retained earnings (deficit)                                         22.6      (366.4)
Total shareowner's equity                                        5,413.5     5,341.5
Total Liabilities and Shareowner's Equity                     $ 17,789.0   $17,898.4

The accompanying notes are an integral part of the financial statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents

                                                               1994         1993         1992
Operating Activities
Net income (loss)                                        $  1,071.9   $   (987.6)  $    964.1
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                            1,692.2      1,699.6      1,615.0
   Provision for uncollectible accounts                        71.5         66.0         62.6
   Amortization of investment tax credits                     (60.6)       (65.5)       (72.0)
   Pensions and other postemployment expenses                 175.8        125.1        179.1
   Deferred income tax expense                               (112.2)      (163.8)       (99.0)
   Extraordinary loss, net of tax                                -         153.2          -
   Cumulative effect of accounting changes, net of tax           -       1,849.4          -
   Changes in operating assets and liabilities:
     Accounts receivable                                      (80.4)      (176.7)      (145.5)
     Other current assets                                     (75.5)       (36.9)       (37.2)
     Accounts payable and accrued liabilities                 285.5        245.3        104.4
   Other - net                                               (192.1)       (83.4)       143.3
Total adjustments                                           1,704.2      3,612.3      1,750.7
Net Cash Provided by Operating Activities                   2,776.1      2,624.7      2,714.8

Investing Activities
Construction and capital expenditures                      (1,656.0)    (1,667.8)    (1,617.4)
Net Cash Used in Investing Activities                      (1,656.0)    (1,667.8)    (1,617.4)

Financing Activities
Net change in short-term borrowings with original
   maturities of three months or less                         172.9         38.1       (189.9)
Issuance of other short-term borrowings                        35.5         16.0        521.4
Repayment of other short-term borrowings                      (40.5)      (137.6)      (394.8)
Issuance of long-term debt                                      0.9      2,086.1        284.3
Repayment of long-term debt                                  (287.6)       (10.7)       (11.1)
Early extinguishment of debt and related call premiums           -      (2,190.3)      (355.6)
Dividends paid                                             (1,065.0)      (865.6)      (960.6)
Equity from parent                                             72.0        100.0          -
Net Cash Used in Financing Activities                      (1,111.8)      (964.0)    (1,106.3)
Net increase (decrease) in cash and cash equivalents            8.3         (7.1)        (8.9)
Cash and cash equivalents beginning of year                    37.8         44.9         53.8
Cash and Cash Equivalents End of Year                    $     46.1   $     37.8   $     44.9

The accompanying notes are an integral part of the financial statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions

                                                                       Retained
                                                Common      Paid-in    Earnings
                                                 Stock      Surplus    (Deficit)
Balance, December 31, 1992                   $  6,469.9  $       -   $    621.2
Net income (loss)                                    -           -       (987.6)
Dividend to shareowner                               -       (862.0)        -
Equity from parent                                   -        100.0         -
Transfer of equity                             (6,468.9)    6,468.9         -
Balance, December 31, 1993                          1.0     5,706.9      (366.4)
Net income                                          -           -       1,071.9
Dividend to shareowner                              -        (389.0)     (682.9)
Equity from parent                                  -          72.0         -
Balance, December 31, 1994                   $      1.0  $  5,389.9  $     22.6

The accompanying notes are an integral part of the financial statements.



Notes to Financial Statements
Dollars in millions

1.   Summary of Significant Accounting Policies

     Southwestern Bell Telephone Company (Telephone Company) is a regulated utility which provides telecommunications services to customers in Arkansas, Kansas, Missouri, Oklahoma and Texas. The Telephone Company is a wholly-owned subsidiary of Southwestern Bell Corporation (SBC).

     Regulatory Accounting - The Telephone Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The provisions of Statement No. 71 require, among other things, that regulated enterprises reflect rate actions of regulators in their financial statements when certain criteria are met. These rate actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise. The Telephone Company continually assesses its position as to the applicability of Statement No. 71 based upon the current regulatory and competitive environment.

     Allowance for Funds Used During Construction - Where capital invested by the Telephone Company in construction projects is not allowed in the rate base upon which revenue requirements are determined, it is the practice of regulatory authorities to allow, in lieu thereof, a capitalization of interest and equity costs during periods of construction. These capitalized costs are reflected as income during the construction period and as an addition to the cost of plant constructed, and are included in other income (expense) - net on the Telephone Company's Statements of Income.

     Income Taxes - The Telephone Company is included in SBC's consolidated federal income tax return. Federal income taxes are provided for in accordance with the provisions of the Tax Allocation Agreement (Agreement) between the Telephone Company and SBC. In general, the Telephone Company's income tax provision under the Agreement reflects the financial consequences of income, deductions and credits which can be utilized on a separate return basis or in consolidation with SBC and which are assured of realization.

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

     Cash Equivalents - Cash equivalents include all highly liquid investments with an original maturity of three months or less.

     Material and Supplies - New and reusable materials are carried principally at average original cost. Specific costs are used for large individual items. Nonreusable material is carried at estimated salvage value.

     Property, Plant and Equipment - Property, plant and equipment is stated at cost. The cost of additions and substantial betterments of property, plant and equipment is capitalized. The cost of maintenance and repairs of property, plant and equipment is charged to operating expenses.

     The Telephone Company computes depreciation using certain straight-line methods and rates as prescribed by the Federal Communications Commission (FCC) and the applicable state regulatory authorities. The Telephone Company's provision for depreciation includes the amortization of interstate and certain intrastate accumulated depreciation deficiencies (reserve deficiency amortization). Reserve deficiency amortization allows additional depreciation to be recognized currently in an attempt to reflect more accurately prior years' actual consumption of telephone plant.

     When a portion of the Telephone Company's depreciable property, plant and equipment is retired, the gross book value is charged to accumulated depreciation.

     Reclassifications - Certain amounts in prior period financial statements have been reclassified to conform to the current year's presentation.

2.   Property, Plant and Equipment

     Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:
                                                      1994           1993
Telephone Company plant
     In service                           $       26,731.6  $    25,970.0

     Under construction                              231.5          261.3

                                                  26,963.1       26,231.3

Accumulated depreciation and                    (11,227.1)     (10,532.2)
amortization
Property, plant and equipment--net        $       15,736.0  $    15,699.1

     For 1994, 1993 and 1992, the Telephone Company's depreciation as a percentage of average depreciable plant was 6.5%, 6.7% and 6.6%, respectively.

     Certain facilities and equipment used in operations are under operating or capital leases. Rental expenses under operating leases for 1994, 1993 and 1992 were $76.8, $68.3 and $82.8, respectively. At
     December 31, 1994, the aggregate minimum rental commitments under noncancelable operating leases for the years 1995 through 1999 were $33.6, $25.3, $14.1, $9.2 and $12.6, respectively, and $15.4 thereafter.  Capital leases were not significant.

3.   Debt

     Long-term debt, including interest rates and maturities, is summarized as follows at December 31:
                                                   1994              1993
Debentures
   4.50%-5.88% 1995-2006                    $     700.0      $        700.0
   6.12%-6.88% 2000-2024                        1,050.0             1,050.0
   7.00%-7.75% 1994-2025                        1,200.0             1,400.0
   8.25%-8.30% 1996-2017                          650.0               650.0
                                                3,600.0             3,800.0

Unamortized discount-net of premium               (31.2)              (34.2)

Total debentures                                3,568.8             3,765.8

Notes
   5.04%-7.35% 1994-2010                          815.9               900.0

Unamortized discount                               (5.2)               (4.8)

Total notes                                       810.7               895.2

Capitalized leases                                  5.8                10.0

Total long-term debt, including current         4,385.3             4,671.0
maturities
Current maturities                               (117.2)             (288.0)

Total long-term debt                        $   4,268.1      $      4,383.0

     The Telephone Company recorded an extraordinary loss on the refinancing of long-term debentures of $153.2 in 1993, net of related income tax benefits of $92.2.

     At December 31, 1994, the aggregate principal amounts of long-term debt scheduled for repayment for the years 1995 through 1999 were $117.2, $201.1, $120.7, $173.0 and $63.6, respectively. As of
     December 31, 1994, the Telephone Company was in compliance with all covenants and conditions of instruments governing its debt.

     Debt maturing within one year consists of the following at
     December 31:
                                                  1994       1993

Commercial paper                            $    543.0  $    375.0
Current maturities of long-term debt             117.2       288.0
Total                                       $    660.2  $    663.0

     The weighted average interest rate on commercial paper debt at December 31, 1994 and 1993 was 6.0% and 3.3%, respectively. The Telephone Company has entered into agreements with several banks for lines of credit totaling $270.0, all of which may be used to support commercial paper borrowings. All of these lines are on an informal basis with interest rates determined at time of borrowing. There were no borrowings outstanding under these lines of credit at December 31, 1994.

4.   Financial Instruments

     The Telephone Company does not have any financial instruments held or issued for trading purposes. The carrying amounts reported in the Balance Sheets for cash and cash equivalents and commercial paper debt approximate fair values. The carrying amounts and fair values of the Telephone Company's long-term debt, including current maturities, are summarized as follows at December 31:

                                      1994                   1993

                                Carrying       Fair    Carrying       Fair
                                  Amount      Value      Amount      Value

Debentures                      $3,568.8   $3,169.3    $3,765.8   $3,830.8
Notes                              810.7      730.2       895.2      915.1

     The fair value of the debentures was based on quoted market prices. The fair value of the notes was based on discounted cash flows using current interest rates.

5.   Income Taxes

     The Telephone Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109) effective January 1, 1993. In adopting Statement No. 109, the Telephone Company adjusted its net deferred income tax liability for all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, computed based on provisions of the enacted tax law. Financial statements prior to January 1, 1993, have not been restated to apply the provisions of Statement No. 109. The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to decrease net income for 1993 by $8.6. The adoption of Statement
     No. 109 had no material effect on pre-tax income for 1993.

     As a result of implementing Statement No. 109, the Telephone Company recorded a $431.4 net reduction in its deferred tax liability. This reduction was substantially offset by the establishment of a net regulatory liability in accordance with Statement No. 71, resulting in minimal effect on net income. The net regulatory liability recognizes the differences between the recording of income taxes for financial reporting purposes and recovery of those taxes through telephone service rates. Amounts comprising the net liability will be amortized over the regulatory lives of the associated assets. Future regulatory proceedings may affect the period in which these amounts are recognized in net income.

     Significant components of deferred tax liabilities and assets are as follows at December 31:
                                                 1994         1993
Depreciation                             $    2,947.0  $   2,893.5
Employee benefits                                24.8        116.3
Other                                            97.2        105.0
Gross deferred tax liabilities                3,069.0      3,114.8
Employee benefits                             1,101.8      1,091.9
Unamortized investment tax credits              134.8        156.9
Other                                           288.6        271.7
Gross deferred tax assets                     1,525.2      1,520.5
Net deferred tax liabilities             $    1,543.8  $   1,594.3

     The components of income tax expense are as follows:
                                      1994       1993         1992
Federal
   Current                      $    619.1  $   568.9  $     489.4
   Deferred--net                    (102.5)    (139.0)      (100.7)
   Amortization of investment        (60.6)     (65.5)       (72.0)
     tax credits
                                     456.0      364.4        316.7
State and local
   Current                            67.7       69.6         42.2
   Deferred--net                      (9.7)     (24.8)         1.7

                                      58.0       44.8         43.9

Total                           $    514.0  $   409.2  $     360.6

     The components of deferred federal income tax expense for 1992 as recorded prior to the adoption of Statement No. 109 were as follows:

                                                            1992

Depreciation                                         $    (23.7)
Employee benefits                                         (70.0)
Other--net                                                 (7.0)
Total                                                $   (100.7)

     A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (35% for 1994 and 1993, 34% for 1992) to income before income taxes, extraordinary loss and cumulative effect of changes in accounting principles is as follows:

                                           1994         1993         1992

Taxes computed at federal statutory   $   555.1  $     498.5   $    450.4
rate
Increases (decreases) in taxes
resulting from:

  Amortization of investment tax
  credits over the life of the plant      (60.6)       (65.5)       (72.0)
  that gave rise to the credits

  Excess deferred taxes due to            (34.6)       (43.2)       (74.3)
  rate change

  Depreciation of telephone plant
  construction costs previously            18.3         22.5         21.7
  deducted for tax purposes--net

  State and local income taxes--           37.7         29.1         29.0
  net of federal tax benefit

  Other--net                               (1.9)       (32.2)         5.8

Total                                 $   514.0  $     409.2   $    360.6

6.   Employee Benefits

     Pensions - Substantially all employees of the Telephone Company are covered by noncontributory pension and death benefit plans sponsored by SBC. The pension benefit formula used in the determination of pension cost is based on a flat dollar amount per year of service according to job classification for nonmanagement employees, and a stated percentage of adjusted career income for management employees.

     SBC's objective in funding the plans, in combination with the standards of the Employee Retirement Income Security Act of 1974 (as amended), is to accumulate funds sufficient to meet its benefit obligations to employees upon their retirement. Contributions to the plans are made to a trust for the benefit of plan participants. Plan assets consist primarily of stocks, U.S. government and domestic corporate bonds and real estate.

     Significant assumptions used by SBC in developing pension information include:
                                              1994     1993      1992

Assumed discount rate for determining         7.5%    7.25%      7.5%
projected benefit obligation

Assumed long-term rate of return on plan      8.0%     8.0%      8.0%
assets

Assumed composite rate of compensation        4.6%     4.6%      4.6%
increase

     Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", requires certain disclosures to be made of components of net periodic pension cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheets. Since the funded status of plan assets and obligations relates to the plans as a whole, which are sponsored by SBC, this information is not presented for the Telephone Company. The Telephone Company recognized pension cost for 1994, 1993 and 1992 of $79.6, $21.6 and $61.5, respectively. As of December 31, 1994 and 1993, the amount of the Telephone Company's cumulative contributions made to the pension trust in excess of its cumulative amount of pension cost recognized was $51.4 and $251.8, respectively. Based on the actuarial valuations of each plan, the fair value of each plan's assets exceeded the estimated actuarial projected benefit obligation at December 31, 1994 and 1993.

     Voluntary Retirement Program - As a result of a March 1992 agreement with the Communications Workers of America, the Telephone Company offered a limited early retirement plan to designated nonmanagement employees which included incentives affecting service pension eligibility and amounts. Approximately 1,200 nonmanagement employees participated in this offer. The plan resulted in a charge to 1992 net income of approximately $24.

     Postretirement Benefits - The Telephone Company provides certain medical, dental and life insurance benefits to substantially all retired employees. Effective January 1, 1993, the Telephone Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement No. 106), which requires accrual of actuarially determined postretirement benefit costs as active employees earn these benefits. Prior to the adoption of Statement No. 106, the Telephone Company expensed retiree medical benefits when claims were incurred.

     In implementing Statement No. 106, the Telephone Company immediately recognized an accumulated obligation for postretirement benefits (transition obligation) in the amount of $2,756.9 and a related deferred income tax benefit of $976.2. The resulting charge to net income of $1,780.7 is included in the cumulative effect of changes in accounting principles in the 1993 Statement of Income.

     Most of the Telephone Company's state regulatory jurisdictions have addressed the adoption of Statement No. 106 for ratemaking purposes, recognizing all or a portion of accrued expenses, with some funding requirements. The FCC has allowed increases to the interstate price caps for all postretirement benefit expenses, including the transition obligation, subject to further proceedings. Because of the uncertainty surrounding the interstate treatment and the conditional nature of the intrastate recovery, the Telephone Company does not meet the requirements to establish a regulatory asset in accordance with Statement No. 71.

     In connection with 1992 collective bargaining agreements, SBC established collectively bargained Voluntary Employee Beneficiary Association (CBVEBA) trusts to fund postretirement benefits. During 1994 and 1993, the Telephone Company contributed $130.6 and $132.3, respectively, into the CBVEBA trusts to be ultimately used for the payment of postretirement benefits. The Telephone Company also funds postretirement life insurance benefits at an actuarially determined rate. Assets consist principally of stocks and U.S. government and corporate bonds.

     Statement No. 106 requires certain disclosures to be made of components of net periodic postretirement benefit cost and a reconciliation of the funded status of the plans to amounts reported in the balance sheets. Since the funded status of assets and obligations relates to the plans as a whole, this information is not presented for the Telephone Company. The Telephone Company recognized postretirement benefit cost for 1994 and 1993 of $224.1 and $238.8, respectively. Expense recognized under the claims incurred method for providing postretirement benefits was $102.6 for 1992 and would have been approximately $126.6 for 1993. At December 31, 1994 and 1993, the amount included in the Balance Sheets for accrued postretirement benefit obligation was $2,692.7 and $2,722.6, respectively.

     Significant assumptions used by SBC in developing the accumulated postretirement benefit obligation (APBO) information include:

                                                    1994    1993

Assumed discount rate                               7.5%   7.25%
Assumed long-term rate of return on plan assets     8.0%    8.0%
Assumed composite rate of compensation increase     4.6%    4.6%

     The assumed medical cost trend rate in 1995 is 10.0%, decreasing gradually to 5.5% in 2004, prior to adjustment for cost-sharing provisions of the plan for active and certain recently retired employees. The assumed dental cost rate in 1995 is 6.75%, reducing to 5.0% in 2002. The discount rate used in determining the postretirement benefit cost for 1993 was 7.5%. Raising the annual medical and dental cost trend rates by one percentage point increases the net periodic postretirement benefit cost for the year ended December 31, 1994 by approximately 7.6%.

     Postemployment Benefits - Under its benefit plans, the Telephone Company provides employees varying levels of disability pay, workers' compensation and medical benefits under specified circumstances. Effective January 1, 1993, the Telephone Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). Statement No. 112 requires accrual of these postemployment benefits at the occurrence of an event that renders an employee inactive or, if the benefits ratably vest, over the vesting period. These expenses were previously recognized as the claims were incurred. A charge to net income of $60.1, after a deferred tax benefit of $32.9, is included in the cumulative effect of changes in accounting principles in the 1993 Statement of Income. Statement No. 112 has not materially affected postemployment benefit expense.

     Savings Plans - Substantially all employees are eligible to participate in contributory savings plans sponsored by SBC. Under the savings plans, the Telephone Company matches a stated percentage of eligible employee contributions, subject to a specified ceiling.

     Since 1990, the Telephone Company's match of employee contributions to the savings plans has been fulfilled with SBC's shares of stock allocated from two Employee Stock Ownership Plans and with purchases of SBC's stock in the open market. The costs relating to these savings plans were $37.1, $43.5 and $48.6 in 1994, 1993 and 1992, respectively.

7.   Reallocation of Shareowner's Equity

     On March 25, 1993, the Board of Directors of the Telephone Company (Board) approved the reduction of common stock to $1.0 and the reallocation of all amounts in excess of $1.0 to paid-in surplus. Dividends are paid out of paid-in surplus whenever retained earnings fall below a specified amount established by the Board.

8.   Additional Financial Information
                                                         December 31,
Balance Sheets                                       1994             1993

Accounts payable and accrued
liabilities

     Accounts payable                        $      856.5   $        748.7
     Accrued taxes                                  292.4            379.9
     Advance billing and                            237.3            222.2
       customer deposits
     Compensated future                             170.4            182.8
       absences
     Accrued interest                                85.2             86.8
     Accrued payroll                                 91.7             91.0
     Other                                          706.6            448.6
Total                                        $    2,440.1   $      2,160.0


Statements of Income                   1994          1993             1992

Interest expense
     Long-term debt              $    311.5  $      354.8   $        381.0
     Notes payable                     25.8          21.3             25.9
     Other                             20.6           9.1              1.8
Total                            $    357.9  $      385.2   $        408.7

Allowance for funds used
   during construction           $     18.6  $       20.7   $         30.1

Statements of Cash Flows               1994          1993             1992

Cash paid during the year for:
     Interest                    $    359.5  $      389.6   $        416.3
     Income taxes                $    740.8  $      477.8   $        563.5

     Approximately 15% in 1994 and 1993, and 16% in 1992, of the Telephone Company's revenues were from services provided to AT&T Corp. No other customer accounted for more than 10% of total revenues.

9.   Quarterly Financial Information (Unaudited)

Calendar     Total Operating
Quarter           Revenues          Operating Income      Net Income (Loss)

              1994       1993       1994       1993       1994        1993

First     $2,027.6   $1,960.5   $  496.8   $  470.3   $  272.1   $(1,682.7)#

Second     2,073.8    1,999.2      520.7      487.9      282.5       222.2#

Third      2,101.0    2,060.6      500.8      428.9      278.5       232.1#

Fourth     2,173.8    2,052.6      456.5      444.9      238.8       240.8

Total     $8,376.2   $8,072.9   $1,974.8   $1,832.0   $1,071.9   $  (987.6)

#Includes extraordinary losses of $89.4, $43.6 and $20.2 for the first, second and third quarters of 1993, respectively. The first quarter of 1993 also includes a charge of $1,849.4 for cumulative effect of changes in accounting principles.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in accountants or disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.


                                 PART III


ITEMS 10 THROUGH 13.

Omitted pursuant to General Instruction J(2).


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of the report:        Page

   (1) Report of Independent Auditors
       Financial Statements Covered by Report of Independent Auditors:
       Statements of Income
       Balance Sheets
       Statements of Cash Flows
       Statements of Shareowner's Equity

   (2) Financial Statement Schedules Covered by Report of Independent
        Auditors:
       VIII - Valuation and Qualifying Accounts

   Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

   (3) Exhibits:

   Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.


  Exhibit
  Number

      4 Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     12   Computation of Ratios of Earnings to Fixed Charges.

     23   Consent of Ernst & Young LLP.

     24   Powers of Attorney.

     27   Financial Data Schedule.

(b)       Reports on Form 8-K:

     No report on Form 8-K was filed by the Registrant during the last quarter of the year covered by this report.


                              SOUTHWESTERN BELL TELEPHONE COMPANY
                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                  Allowance for Uncollectibles
                                      Dollars in Millions

         COL. A                 COL. B              COL. C              COL. D     COL. E
                                                   Additions
                                                (1)          (2)
                              Balance at      Charged     Charged                 Balance
      Description            Beginning of     to Costs    to Other   Deductions  at End of
                                Period     and Expenses   Accounts   -Note (b)    Period
                                                          -Note (a)

Year 1994                      $  14.2        84.1         30.9        114.0      $  15.2
Year 1993                      $  11.3        66.0         35.1         98.2      $  14.2
Year 1992                      $  12.3        62.6         34.8         98.4      $  11.3












(a) Amounts previously written off which were credited directly to this account when recovered.

(b)    Amounts written off as uncollectible.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 1995.

                          SOUTHWESTERN BELL TELEPHONE COMPANY


                                By  /s/ Edward L. Glotzbach
                                (Edward L. Glotzbach
                                Vice President-Chief Financial
                                Officer and Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
   Royce S. Caldwell*
   President and Chief
   Executive Officer

Principal Financial and
 Accounting Officer:
   Edward L. Glotzbach
   Vice President-Chief Financial
   Officer and Treasurer
                                /s/ Edward L. Glotzbach
Directors:                      (Edward L. Glotzbach, as attorney-in-fact
                                and on his own behalf as Principal
Royce S. Caldwell*              Financial Officer and Principal
Cassandra C. Carr*              Accounting Officer)
William E. Dreyer*
J. Cliff Eason*
James D. Ellis*                 March 14, 1995
Donald E. Kiernan*
Edward A. Mueller*








* by power of attorney




                               EXHIBIT INDEX


  Exhibit
  Number

     4 Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    12    Computation of Ratios of Earnings to Fixed Charges.

    23    Consent of Ernst & Young LLP.

    24    Powers of Attorney.

    27    Financial Data Schedule.