Form 10-Q
period 1995-03-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1995-05-09
CIK 92476

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

X    Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the period ended March 31, 1995

                               or

___  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

             For the transition period from       to

                  Commission File Number 1-2346

               SOUTHWESTERN BELL TELEPHONE COMPANY

      Incorporated under the laws of the State of Missouri
        I.R.S. Employer Identification Number 43-0529710

         One Bell Center, St. Louis, Missouri 63101-3099
                Telephone Number:  (314) 235-9800


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SBC COMMUNICATIONS INC., (FORMERLY KNOWN AS SOUTHWESTERN BELL CORPORATION) MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF
FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
                                               Three months ended
                                                     March 31,
                                                  1995     1994
Operating Revenues
Local service                                $ 1,037.2 $  987.3
Network access                                   743.3    681.5
Long-distance service                            205.7    220.7
Other                                            161.2    138.1
Total operating revenues                       2,147.4  2,027.6

Operating Expenses
Cost of services and products                    662.9    642.9
Selling, general and administrative              491.0    468.5
Depreciation and amortization                    439.1    419.4
Total operating expenses                       1,593.0  1,530.8
Operating Income                                 554.4    496.8

Other Income (Expense)
Interest expense                                 (85.5)   (88.0)
Other expense - net                              (14.1)    (2.8)
Total other income (expense)                     (99.6)   (90.8)

Income Before Income Taxes                       454.8    406.0

Income Taxes
Federal                                          137.1    118.7
State and local                                   17.4     15.2
Total income taxes                               154.5    133.9

Net Income                                     $ 300.3 $  272.1

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
BALANCE SHEETS
Dollars in millions
                                                           March 31,       December 31,
                                                               1995            1994
                                                          (Unaudited)
Assets
Current Assets
Cash and cash equivalents                                $     26.5      $     46.1
Accounts receivable - net of allowances for
 uncollectibles of $15.9 and $15.2                         1,381.2         1,378.5
Material and supplies                                         140.0           141.8
Deferred charges                                               56.3            48.1
Deferred income taxes                                         178.5           184.8
Prepaid expenses and other current assets                     128.7            87.1
Total current assets                                        1,911.2         1,886.4
Property, Plant and Equipment - at cost                    27,187.0        26,963.1
  Less: Accumulated depreciation and amortization          11,510.2        11,227.1
Property, Plant and Equipment - Net                        15,676.8        15,736.0
Other Assets                                                  125.0           166.6
Total Assets                                             $ 17,713.0      $ 17,789.0

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                            $    901.6      $    660.2
Accounts payable and accrued liabilities                    2,283.3         2,440.1
Total current liabilities                                   3,184.9         3,100.3
Long-Term Debt                                              4,268.8         4,268.1

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                       1,816.3         1,728.6
Postemployment benefit obligation                           2,507.4         2,632.0
Unamortized investment tax credits                            357.3           369.2
Other noncurrent liabilities                                  222.9           277.3
Total deferred credits and other noncurrent liabilities     4,903.9         5,007.1

Shareowner's Equity
Common stock - one share, no par value                          1.0             1.0
Paid-in surplus                                             5,129.8         5,389.9
Retained earnings                                             224.6            22.6
Total shareowner's equity                                   5,355.4         5,413.5
Total Liabilities and Shareowner's Equity                $ 17,713.0      $ 17,789.0

See Notes to Financial Statements.





SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)

                                                     Three months ended
                                                           March 31,
                                                       1995         1994

Operating Activities
Net income                                       $    300.3   $    272.1
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      439.1        419.4
   Provision for uncollectible accounts                15.8         14.1
   Amortization of investment tax credits             (11.9)       (15.0)
   Pensions and other postemployment benefits        (103.9)       (51.2)
   Deferred income tax expense                         40.8         11.3
   Other - net                                       (223.3)      (253.0)
Total adjustments                                     156.6        125.6
Net Cash Provided by Operating Activities             456.9        397.7

Investing Activities
Construction and capital expenditures                (352.2)      (362.5)
Net Cash Used in Investing Activities                (352.2)      (362.5)

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                   241.3        306.6
Repayment of other short-term borrowings                -           (5.0)
Issuance of long-term debt                              -            1.5
Repayment of long-term debt                            (0.4)       (50.6)
Dividends paid                                       (293.2)      (285.5)
Equity returned to parent                             (72.0)         -
Net Cash Used in Financing Activities                (124.3)       (33.0)
Net increase (decrease) in cash and cash
equivalents                                           (19.6)         2.2
Cash and cash equivalents beginning of year            46.1         37.8
Cash and Cash Equivalents End of Period          $     26.5   $     40.0

Cash paid during the three months ended
 March 31 for:
     Interest                                    $     86.3   $     84.8
     Income taxes                                $    102.9   $    201.4

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
                                                                       Retained
                                                Common      Paid-in    Earnings
                                                 Stock      Surplus    (Deficit)
Balance, December 31, 1993                   $      1.0  $  5,706.9  $   (366.4)
Net income                                          -           -         272.1
Dividend to shareowner                              -        (285.5)        -
Balance, March 31, 1994                      $      1.0  $  5,421.4  $    (94.3)


Balance, December 31, 1994                   $      1.0  $  5,389.9  $     22.6
Net income                                          -           -         300.3
Dividend to shareowner                              -        (188.1)      (98.3)
Equity returned to parent                           -         (72.0)        -
Balance, March 31, 1995                      $      1.0  $  5,129.8  $    224.6

See Notes to Financial Statements.

                                     * * * *

SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:             1995        1994

  Return on weighted average total capital   . . . . . .    14.34%      13.14%
  Debt ratio   . . . . . . . . . . . . . . . . . . . . .    49.12%      49.86%
  Network access lines in service (000) #  . . . . . . .    13,794      13,313
  Access minutes of use (000,000)  . . . . . . . . . . .    12,678      11,423
  Long-distance messages billed (000) #  . . . . . . . .   243,792     248,919
  Number of employees    . . . . . . . . . . . . . . . .    48,280      49,190

# 1994 amounts have been restated to conform to the current year's classifications.



SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

PREPARATION OF INTERIM FINANCIAL STATEMENTS - Southwestern Bell Telephone Company (Telephone Company) is a wholly-owned subsidiary of SBC Communications Inc. (SBC), formerly known as Southwestern Bell Corporation. The financial statements have been prepared by the Telephone Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1994 Annual Report on Form 10-K.


SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Southwestern Bell Telephone Company (Telephone Company) reported net income of $300.3 for the first quarter of 1995. Financial results for the first quarters of 1995 and 1994 are summarized as follows:

                                    First quarter        Percent
                                                        change

                                                         1995 vs.
                                   1995        1994       1994
Operating revenues             $ 2,147.4    $ 2,027.6     5.9%
Operating expenses             $ 1,593.0    $ 1,530.8     4.1%
Net income                       $ 300.3      $ 272.1    10.4%

The primary factor contributing to the increase in net income during the first quarter of 1995 was growth in demand for services and products. This increase was partially offset by increased depreciation expense and accruals for potential revenue sharing.

The Telephone Company's operating revenues in the first quarter of 1995 increased $119.8, or 5.9%, over the first quarter of 1994.
Components of operating revenues for the first quarters of 1995 and 1994 are as follows:

                                    First quarter        Percent
                                                        change

                                                        1995 vs.
                                 1995         1994        1994
Local service                $ 1,037.2    $ 987.3       5.1%
Network access
   Interstate                  497.4        454.9       9.3
   Intrastate                  245.9        226.6       8.5
Long-distance service          205.7        220.7       (6.8)
Other                          161.2        138.1       16.7
       Total                 $ 2,147.4    $ 2,027.6     5.9%

     Local service revenues increased in the first quarter of 1995 due primarily to increases in demand, including 3.6% growth in the number of access lines since March 31, 1994. This increase was partially offset by accruals for potential revenue sharing in Texas.

     Interstate network access revenues increased in the first quarter of 1995 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base.

     Intrastate network access revenues increased in the first quarter of 1995 due primarily to increases in demand, partially offset by accruals for potential revenue sharing in Texas.

     Long-distance service revenues decreased in the first quarter of 1995 due to competition related decreases in residential message volumes.

     Other operating revenues consist of the Telephone Company's non-regulated network services and products, billing and collection services performed for interexchange carriers, the provision for uncollectible revenues related to all revenue classifications and other miscellaneous revenues. Other operating revenues increased in the first quarter of 1995 due to increases in demand for non-regulated services and products, including Caller ID equipment.

The Telephone Company's operating expenses in the first quarter of 1995 increased $62.2, or 4.1%, over the first quarter of 1994.
Components of operating expenses for the first quarters of 1995 and 1994 are as follows:

                                    First quarter       Percent
                                                        change

                                                           1995 vs.
                                     1995       1994         1994
Cost of services and products      $ 662.9    $ 642.9         3.1%

Selling, general and                 491.0      468.5         4.8
 administrative

Depreciation and amortization        439.1      419.4         4.7

  Total                          $ 1,593.0  $ 1,530.8         4.1%

     Cost of services and products increased for the first quarter of 1995 due primarily to demand related increases for enhanced services and annual compensation increases. These increases were partially offset by a decrease in switching system software license fees.

     Selling, general and administrative expenses increased in the first quarter of 1995 due to higher benefit expenses and increased advertising.

     Depreciation and amortization increased in the first quarter of 1995 due equally to a change in plant level and composition and the estimated effect of depreciation represcription expected to be granted later this year which would be retroactive to January 1, 1995.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

Federal Regulatory Developments

The Telephone Company has operated under price cap regulation since 1991. Under this system, prices charged by local exchange carriers
(LEC) for interstate access services are subject to a cap which is adjusted annually for inflation, a productivity offset and certain other cost changes. The productivity offset is a fixed percentage offset to prices, intended to reflect the effects of increased productivity. Under the original plan, a productivity offset of either 3.3% or 4.3% was elected annually by each LEC. Since 1991, the Telephone Company has elected the 3.3% productivity offset, which requires no sharing of profits up to a 12.25% rate of return on investment, 50% sharing of profits over 12.25% and 100% sharing over 16.25%.

In 1994, the Federal Communications Commission (FCC) initiated a review of the existing price cap plan. As a result, in March 1995 the FCC adopted revised price cap rules which become effective August 1, 1995. The rules require an initial reduction in price caps at a level based on each LEC's previous selection of productivity offsets. This would represent a 2.8% initial reduction in price caps for the Telephone Company. In addition, the new rules give LECs three productivity/sharing options: (1) 4.0% productivity offset with 50% sharing of profits above 12.25%, and 100% sharing of profits over 13.25%; (2) 4.7% productivity offset with 50% sharing of profits over 12.25% and 100% sharing of profits over 16.25%; and (3) 5.3% productivity offset with no sharing. The Telephone Company intends to elect the 5.3% productivity offset, no-sharing option. Other changes include the adoption of additional pricing flexibility for certain services, and a revision to exogenous rules to exclude accounting changes with no cash flow effects, including Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The total effect of these changes in price-cap regulation is expected to result in an annualized reduction in interstate access revenues of approximately $150.

The plan described above is an interim measure, as the FCC has indicated that the rules will be revised again in 1996. The FCC is expected to conduct further proceedings to address various pricing and productivity issues, and to perform a broader review of how price cap regulation fits in a competitive environment. The Telephone Company intends to appeal the revised price cap rules.

Competitive Environment

Pending Legislation

During the first quarter of 1995, legislation was introduced at the federal and state levels which addresses various aspects of competition within, and regulation of, the telecommunications industry. Significant features of the bills, all of which are currently pending, are discussed below.

Several bills have been introduced in the U.S. Congress which could significantly affect SBC. Among other things, these bills would, to differing degrees, define the conditions under which SBC could offer interLATA long-distance service. Some of these bills would require the Telephone Company to comply with certain terms and conditions intended to promote local exchange competition before providing relief from the long-distance restrictions. The number of potential bills make it impossible for management to predict what form final legislation, if any, will take.

In Texas, House Bill 2128 would allow the Telephone Company to elect to move from rate-of-return regulation to price regulation, which includes pricing flexibility and elimination of earnings sharing. In addition, the Telephone Company would commit to a $1.1 billion infrastructure investment over a six year period. The bill would also establish a transition to local exchange competition by allowing multiple providers of local exchange services. Access rates and intraLATA toll rates would be reduced but the revenue streams historically used to offset the cost of providing service to all points within the service area (known as universal service) would be replaced by a fund contributed to by all providers. The Telephone Company would remain the default carrier of intraLATA "1 plus" traffic until SBC is allowed to carry interLATA long-distance. The Texas Senate is currently considering similar legislation.

All of the pending legislation described above is subject to change. At this time it is not known whether or in what form any of the above legislation might be enacted.

Judicial Matters

In 1994, SBC filed a lawsuit in the United States District Court in Dallas (Court), seeking to overturn provisions of the Cable Communications Policy Act of 1984, in order to provide cable television service in the Telephone Company's five-state area. In March 1995, the Court ruled in favor of SBC. SBC plans to offer interactive and cable television programming in 1996 on a test basis as part of a broadband market trial in Richardson, Texas. Alternatives for offering such services in other markets within the five-state area are being evaluated in connection with the Richardson trial.

In April 1995, SBC joined with Bell Atlantic Corporation, BellSouth Corporation, the U.S. Telephone Association and two other telephone industry groups in filing a lawsuit against the FCC and the United States Attorney General. The lawsuit, filed in the United States District court in Alexandria, Virginia, challenges the FCC's announced intention to require telephone companies to file applications with the FCC before they acquire or operate cable systems in their telephone service area. SBC is unable to predict the outcome of this proceeding.

Other Business Matters

Pending Litigation

In March 1995, the Telephone Company reached a preliminary settlement with the municipalities involved in the class action case City of Port Arthur, et al., v. Southwestern Bell Telephone Company, et al. which is further described in the Telephone Company's 1994 Annual Report on Form 10-K in the "Other Business Matters" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations". The settlement has been approved by the court, subject to ratification by July 1995 by the municipalities involved. If ratified, the settlement will not materially affect the Telephone Company's results of operations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 12 Computation of Ratios of Earnings to Fixed Charges.

    Exhibit 27 Financial Data Schedule.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the first quarter ended March 31, 1995.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Southwestern Bell Telephone Company




May 9, 1995                    /s/ Edward L. Glotzbach
                                Edward L. Glotzbach
                                Vice President-Chief Financial
                                   Officer and Treasurer (Principal
                                   Accounting/Financial Officer)