Form 10-Q
period 1995-06-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1995-08-08
CIK 92476

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



(Mark One)

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                  For the period ended June 30, 1995

                                  or

     _    Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

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


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SBC COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
                               Three months ended    Six months ended
                                    June 30,              June 30,
                                  1995      1994        1995      1994
Operating Revenues
Local service                 $ 1,070.5 $   995.4   $ 2,107.7 $ 1,982.7
Network access                    766.6     705.7     1,509.9   1,387.2
Long-distance service             203.9     226.3       409.6     447.0
Other                             164.8     146.4       326.0     284.5
Total operating revenues        2,205.8   2,073.8     4,353.2   4,101.4

Operating Expenses
Cost of services and products     687.1     656.3     1,350.0   1,299.2
Selling, general and
 administrative                   518.0     472.3     1,009.0     940.8
Depreciation and amortization     443.9     424.5       883.0     843.9
Total operating expenses        1,649.0   1,553.1     3,242.0   3,083.9
Operating Income                  556.8     520.7     1,111.2   1,017.5

Other Income (Expense)
Interest expense                  (86.4)    (87.6)     (171.9)   (175.6)
Other expense - net                (8.1)     (8.4)      (22.2)    (11.2)
Total other income (expense)      (94.5)    (96.0)     (194.1)   (186.8)

Income Before Income Taxes        462.3     424.7       917.1     830.7

Income Taxes
Federal                           139.4     126.6       276.5     245.3
State and local                    15.9      15.6        33.3      30.8
Total income taxes                155.3     142.2       309.8     276.1

Net Income                    $   307.0 $   282.5   $   607.3 $   554.6

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
BALANCE SHEETS
Dollars in millions
                                                           June 30,        December
                                                               1995            1994
                                                        (Unaudited)
Assets
Current Assets
Cash and cash equivalents                                $     46.1      $     46.1
Accounts receivable - net of allowances for
 uncollectibles of $22.4 and $15.2                          1,436.5         1,378.5
Material and supplies                                         152.6           141.8
Deferred charges                                               59.1            48.1
Deferred income taxes                                         180.1           184.8
Prepaid expenses and other current assets                     124.9            87.1
Total current assets                                        1,999.3         1,886.4
Property, Plant and Equipment - at cost                    27,416.2        26,963.1
  Less: Accumulated depreciation and amortization          11,748.5        11,227.1
Property, Plant and Equipment - Net                        15,667.7        15,736.0
Other Assets                                                  104.2           166.6
Total Assets                                             $ 17,771.2      $ 17,789.0

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                            $    768.7      $    660.2
Accounts payable and accrued liabilities                    2,489.7         2,440.1
Total current liabilities                                   3,258.4         3,100.3
Long-Term Debt                                              4,217.5         4,268.1

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                       1,844.3         1,728.6
Postemployment benefit obligation                           2,537.6         2,632.0
Unamortized investment tax credits                            345.3           369.2
Other noncurrent liabilities                                  205.3           277.3
Total deferred credits and other noncurrent liabilities     4,932.5         5,007.1

Shareowner's Equity
Common stock - one share, no par value                          1.0             1.0
Paid-in surplus                                             5,020.9         5,389.9
Retained earnings                                             340.9            22.6
Total shareowner's equity                                   5,362.8         5,413.5
Total Liabilities and Shareowner's Equity                $ 17,771.2      $ 17,789.0

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                       Six months ended
                                                            June 30,
                                                       1995         1994
Operating Activities
Net income                                       $    607.3   $    554.6
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      883.0        843.9
   Provision for uncollectible accounts                36.4         33.9
   Amortization of investment tax credits             (23.9)       (29.9)
   Pensions and other postemployment benefits         (60.9)       (37.1)
   Deferred income tax expense                         50.9        (17.0)
   Other - net                                       (103.8)      (132.9)
Total adjustments                                     781.7        660.9
Net Cash Provided by Operating Activities           1,389.0      1,215.5

Investing Activities
Construction and capital expenditures                (781.7)      (765.0)
Net Cash Used in Investing Activities                (781.7)      (765.0)

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                  (135.5)       380.8
Issuance of other short-term borrowings                60.0          7.5
Repayment of other short-term borrowings                  -         (5.0)
Issuance of long-term debt                            149.7          0.7
Repayment of long-term debt                           (16.7)      (285.9)
Dividends paid                                       (592.8)      (555.9)
Equity returned to parent                             (72.0)           -
Net Cash Used in Financing Activities                (607.3)      (457.8)
Net increase (decrease) in cash and cash equivalents    0.0         (7.3)
Cash and cash equivalents beginning of year            46.1         37.8
Cash and Cash Equivalents End of Period          $     46.1   $     30.5

Cash paid during the six months ended June 30 for:
     Interest                                    $    170.8   $    177.3
     Income taxes                                $    197.0   $    348.1

See Notes to Financial Statements.



SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
                                                                       Retained
                                                Common      Paid-in    Earnings
                                                 Stock      Surplus    (Deficit)
Balance, December 31, 1993                   $      1.0  $  5,706.9  $   (366.4)
Net income                                          -           -         554.6
Dividend to shareowner                              -        (389.1)     (166.8)
Balance, June 30, 1994                       $      1.0  $  5,317.8  $     21.4


Balance, December 31, 1994                   $      1.0  $  5,389.9  $     22.6
Net income                                          -           -         607.3
Dividend to shareowner                              -        (297.0)     (289.0)
Equity returned to parent                           -         (72.0)        -
Balance, June 30, 1995                       $      1.0  $  5,020.9  $    340.9

See Notes to Financial Statements.


                                     * * * *

SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:               1995        1994

Return on weighted average total capital   . . . . . . .    14.48%      13.30%
Debt ratio    . . . . . . . . . . . . . . . . . . . . . .   48.18%      49.06%
Network access lines in service (000) #   . . . . . . . .  13,899      13,366
Access minutes of use (000,000)   . . . . . . . . . . . .  26,145      23,540
Long-distance messages billed (000) #  . . . . . . . . .  497,493     512,100
Number of employees    . . . . . . . . . . . . . . . . .   48,130      49,020

# 1994 amounts have been revised to reflect the most current information available




SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS - Southwestern Bell Telephone Company (Telephone Company) is a wholly-owned subsidiary of SBC Communications Inc. (SBC). The financial statements have been prepared by the Telephone Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1994 Annual Report on Form 10-K.


Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Southwestern Bell Telephone Company (Telephone Company) reported net income of $307.0 for the second quarter of 1995 and $607.3 for the first six months of 1995. Financial results for the second quarters and first six months of 1995 and 1994 are summarized as follows:

                     Second Quarter                 Six-Month Period

                                     Percent                           Percent
                  1995    1994      Change           1995       1994   Change
Operating     $ 2,205.8  $ 2,073.8    6.4%        $ 4,353.2   $ 4,101.4  6.1%
revenues

Operating     $ 1,649.0  $ 1,553.1    6.2%       $ 3,242.0   $ 3,083.9  5.1%
expenses

Net income    $ 307.0    $ 282.5      8.7%       $ 607.3     $ 554.6    9.5%


The primary factor contributing to the increase in net income during the second quarter and first six months of 1995 was growth in demand for services and products, partially offset by increased selling, general and administrative and depreciation expense.

The Telephone Company's operating revenues in the second quarter and first six months of 1995 increased $132.0, or 6.4%, and $251.8, or 6.1%, over the second quarter and first six months of 1994, respectively. Components of operating revenues for the second quarters and first six months of 1995 and 1994 are as follows:

                      Second Quarter                Six-Month Period

                                      Percent                          Percent
                   1995      1994     Change     1995      1994        Change
Local service  $ 1,070.5  $ 995.4      7.5%     $ 2,107.7  $ 1,982.7    6.3%

Network access
 Interstate      510.8      460.9      10.8       1,008.2    915.8      10.1
 Intrastate      255.8      244.8      4.5        501.7      471.4      6.4

Long-distance    203.9      226.3      (9.9)      409.6      447.0      (8.4)
service

Other            164.8      146.4      12.6       326.0      284.5      14.6

  Total        $ 2,205.8  $ 2,073.8    6.4%     $ 4,353.2  $ 4,101.4    6.1%

     Local service revenues increased in the second quarter and first six months of 1995 due primarily to increases in demand, including 4.0% growth in the number of access lines since June 30, 1994 and increased demand for enhanced services, including Caller ID.

     Interstate network access revenues increased in the second quarter and first six months of 1995 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base. Results for the second quarter of 1994 also reflect a retroactive billing adjustment that decreased interstate revenues while increasing intrastate revenues.

     Intrastate network access revenues increased in the second quarter and first six months of 1995 due primarily to increases in demand, including usage by alternative intraLATA toll carriers. Revenues for the second quarter of 1994 also include the billing adjustment noted above.

     Long-distance service revenues decreased in the second quarter and first six months of 1995 due to competition related decreases in residential message volumes. Competition from interexchange carriers has continued to increase through advertising and usage of "10xxx" and "1-800" access numbers. The decrease in long-distance service revenues is partially offset by higher access revenues, as noted above.

     Other operating revenues consist of the Telephone Company's non-regulated services and products, billing and collection services performed for interexchange carriers, the provision for uncollectible revenues related to all revenue classifications and other miscellaneous revenues. Other operating revenues increased in the second quarter and first six months of 1995 due to increases in demand for non-regulated services and products, including Caller ID equipment.

The Telephone Company's operating expenses in the second quarter and first six months of 1995 increased $95.9, or 6.2%, and $158.1, or 5.1%, over the second quarter and first six months of 1994, respectively. Components of operating expenses for the second quarters and first six months of 1995 and 1994 are as follows:

                    Second Quarter                         Six-Month Period

                                        Percent                        Percent
                      1995       1994    Change       1995      1994    Change
Cost of services
and  products     $ 687.1    $ 656.3     4.7%     $ 1,350.0  $ 1,299.2  3.9%

Selling, general
and                 518.0      472.3     9.7        1,009.0    940.8    7.2
administrative

Depreciation and
amortization        443.9      424.5     4.6          883.0      843.9   4.6

 Total            $ 1,649.0  $ 1,553.1    6.2%     $ 3,242.0  $ 3,083.9  5.1%

     Cost of services and products increased for the second quarter and first six months of 1995 due primarily to demand related increases for enhanced services and annual compensation increases. These increases were partially offset by a decrease in switching system software license fees.

     Selling, general and administrative expenses increased in the second quarter and first six months of 1995 due to higher benefit expenses, increased advertising and contracted services, and costs associated with damage from the Oklahoma City bombing.

     Depreciation and amortization increased in the second quarter and first six months of 1995 due equally to a change in plant level and composition and the effect of depreciation represcription.


OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE ENVIRONMENT

Legislative Developments

In Texas, House Bill 2128 facilitating telecommunications reform was signed into law on May 26, 1995, to be effective September 1, 1995. Following are major provisions of the new legislation.

The bill allows the Telephone Company and other local exchange carriers (LEC) to elect to move from rate of return regulation to price regulation, with elimination of earnings sharing. Basic network service rates will be capped at existing levels for four years. Pricing flexibility is provided for other services according to their classification as "discretionary" (e.g., Call Waiting, Call Return, ISDN, 1 plus intraLATA toll, etc.) or "competitive" (e.g., WATS, 800 services, private lines, special access, etc.) The Texas Public Utility Commission (TPUC) is prohibited from reducing access rates charged to interexchange carriers for a four-year period.

Rather than establish a specific infrastructure dollar commitment, LECs electing price regulation will commit to end-result infrastructure goals, including expansion of digital switching and advanced high speed services to qualifying public institutions such as schools, libraries and hospitals requesting the services. An infrastructure grant fund will also be established for use by public institutions in upgrading their communications and computer technology. The fund will assess $150 annually on all telecommunications providers in Texas for a ten year period, half of which will be paid by the cellular industry. SBC's annual payment, in total, is currently estimated to be approximately $60.

The bill establishes local exchange competition by allowing multiple providers of local exchange services to be certified by the TPUC, subject to certain buildout requirements, resale restrictions and minimum service requirements. The Telephone Company will remain the default carrier of intraLATA "1 plus" traffic until all LECs are allowed to carry interLATA long-distance.

The specific financial impacts of this legislation cannot be reasonably estimated until required filings are completed by the Telephone Company and other companies intending to provide local service.

At the federal level, the Senate and House of Representatives have each passed their own versions of legislation intended to address various aspects of competition within, and regulation of, the telecommunications industry. Among other things, these bills would define the conditions under which SBC could offer interLATA long-distance service and establish certain terms and conditions intended to promote competition for the Telephone Company's local exchange services. It is expected that a joint Congressional conference committee will reconcile differences between the two bills when Congress reconvenes in September, after which a final bill will go back to both the House and Senate for a final vote.

Regulatory Accounting

The Telephone Company currently accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Statement No. 71 requires depreciation of telephone plant using rates set by regulators which are usually lower than those established by unregulated companies, and deferral of certain costs and obligations based on regulatory actions (regulatory assets and liabilities).

Continued application of Statement No. 71 is appropriate only if it is reasonable to assume that rates designed to recover the costs of providing service can be charged to and collected from customers.
This assumption requires, among other things, consideration of anticipated changes in levels of demand and competition during the recovery period for any capitalized costs. It is management's opinion that application of Statement No. 71 to the Telephone Company remains appropriate at this time. However, it is increasingly likely that the rapid pace of change within the industry will invalidate this assumption in the near future, due to anticipated increases in competition, technological development, and changes in regulation, including the manner of determining rates. Should the Telephone Company determine it no longer qualifies for the provisions of Statement No. 71, it would be required to adjust the carrying amount of its telephone plant to the extent such amount is overstated due to longer regulator-prescribed lives or is not recoverable, and to eliminate its regulatory assets and liabilities. The net effect would be reflected in the financial statements as a non-cash, extraordinary charge to income. Under most combinations of circumstances which would cause the Telephone Company to discontinue application of Statement No. 71, management would anticipate the after-tax amount of the charge to be between $2.5 billion and $3.0 billion.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Since the close of the first quarter, nine class action lawsuits were filed and are pending against the Telephone Company in state and federal courts in Texas, Missouri, Oklahoma and Kansas involving the provision by the Telephone Company of maintenance and trouble diagnosis services covering standard telephone inside wire located on the customer's premises. The actions allege that the Telephone Company's sales practices in connection with these services violated antitrust, fraud and/or deceptive trade practices statutes and seek unspecified damages together with punitive damages and attorney's fees. The Telephone Company believes it has several meritorious defenses to these claims and intends to vigorously contest the allegations. Although the outcomes of these cases are uncertain, management believes that this litigation will not have a material adverse impact on the Telephone Company's results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 12 Computation of Ratios of Earnings to Fixed Charges.

    Exhibit 27 Financial Data Schedule.

(b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the second quarter ended June 30, 1995.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Southwestern Bell Telephone Company




August 8, 1995                  /s/ Edward L. Glotzbach
                                Edward L. Glotzbach
                                Vice President-Chief Financial
                                   Officer and Treasurer (Principal
                                   Accounting/Financial Officer)