Form 10-Q
period 1995-09-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1995-11-07
CIK 92476

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



(Mark One)

     X         Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                For the period ended September 30, 1995

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

SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
                                     Three months ended       Nine months ended
                                        September 30,           September 30,
                                      1995         1994         1995       1994
Operating Revenues
Local service                     $ 1,085.1    $ 1,012.4   $ 3,192.8  $ 2,995.1
Network access                        780.8        707.7     2,290.7    2,094.9
Long-distance service                 205.8        238.9       615.4      685.9
Other                                 168.7        142.0       494.7      426.5
Total operating revenues            2,240.4      2,101.0     6,593.6    6,202.4

Operating Expenses
Cost of services and products         705.0        692.9     2,055.0     1,992.1
Selling, general and administrative   530.7        485.1     1,539.7     1,425.9
Depreciation and amortization         442.9        422.2     1,325.9     1,266.1
Total operating expenses            1,678.6      1,600.2     4,920.6     4,684.1
Operating Income                      561.8        500.8     1,673.0     1,518.3

Other Income (Expense)
Interest expense                      (86.5)       (86.0)     (258.4)    (261.6)
Other expense - net                    (5.6)        (7.4)      (27.8)     (18.6)
Total other income (expense)          (92.1)       (93.4)     (286.2)    (280.2)

Income Before Income Taxes and
 Extraordinary Loss                   469.7        407.4     1,386.8     1,238.1

Income Taxes
Federal                               147.6        114.3       424.1       359.6
State and local                        16.6         14.6        49.9        45.4
Total income taxes                    164.2        128.9       474.0       405.0

Income Before Extraordinary Loss      305.5        278.5       912.8       833.1
Extraordinary Loss from
 Discontinuance of Regulatory
 Accounting, net of tax            (2,819.3)         -      (2,819.3)        -
Net Income (Loss)                 $(2,513.8)   $   278.5   $(1,906.5)  $   833.1

See Notes to Financial Statements.



SOUTHWESTERN BELL TELEPHONE COMPANY
BALANCE SHEETS
Dollars in millions
                                                 September 30,  December 31,
                                                         1995          1994
Assets                                             (Unaudited)
Current Assets
Cash and cash equivalents                           $     50.5   $     46.1
Accounts receivable - net of allowances
 for uncollectibles of $23.1 and $15.2                 1,496.8      1,378.5
Material and supplies                                    129.9        141.8
Deferred charges                                          56.7         48.1
Deferred income taxes                                    190.7        184.8
Prepaid expenses and other current assets                137.8         87.1
Total current assets                                   2,062.4      1,886.4
Property, Plant and Equipment - at cost               27,698.5     26,963.1
  Less: Accumulated depreciation and amortization     16,657.1     11,227.1
Property, Plant and Equipment - Net                   11,041.4     15,736.0
Other Assets                                              50.4        166.6
Total Assets                                        $ 13,154.2   $ 17,789.0

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                       $   762.5     $   660.2
Accounts payable and accrued liabilities              2,435.1       2,440.1
Total current liabilities                             3,197.6       3,100.3
Long-Term Debt                                        4,217.8       4,268.1

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                   158.4       1,728.6
Postemployment benefit obligation                     2,560.6       2,632.0
Unamortized investment tax credits                      293.9         369.2
Other noncurrent liabilities                             69.5         277.3
Total deferred credits and other
 noncurrent liabilities                               3,082.4       5,007.1

Shareowner's Equity
Common stock - one share, no par value                    1.0           1.0
Paid-in surplus                                       5,034.2       5,389.9
Retained earnings (deficit)                          (2,378.8)         22.6
Total shareowner's equity                             2,656.4       5,413.5
Total Liabilities and Shareowner's Equity          $ 13,154.2    $ 17,789.0

See Notes to Financial Statements.




SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                              Nine months ended
                                                                September 30,
                                                               1995       1994
Operating Activities
Net income (loss)                                        $ (1,906.5)  $  833.1
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                            1,325.9    1,266.1
   Provision for uncollectible accounts                        58.5       58.4
   Amortization of investment tax credits                     (34.4)     (45.7)
   Pensions and other postemployment benefits                 (17.8)       9.7
   Deferred income tax expense                                 52.7      (31.7)
   Extraordinary loss, net of tax                           2,819.3        -
   Other - net                                               (249.2)    (226.8)
Total adjustments                                           3,955.0    1,030.0
Net Cash Provided by Operating Activities                   2,048.5    1,863.1

Investing Activities
Construction and capital expenditures                      (1,237.7)  (1,162.4)
Net Cash Used in Investing Activities                      (1,237.7)  (1,162.4)

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                           (12.8)     375.7
Issuance of other short-term borrowings                        91.1       35.5
Repayment of other short-term borrowings                      (60.0)     (12.5)
Issuance of long-term debt                                    149.7        0.7
Repayment of long-term debt                                  (117.0)    (286.7)
Dividends paid                                               (885.4)    (835.0)
Net equity received from parent                                28.0        -
Net Cash Used in Financing Activities                        (806.4)    (722.3)
Net increase (decrease) in cash and cash equivalents            4.4      (21.6)
Cash and cash equivalents beginning of year                    46.1       37.8
Cash and Cash Equivalents End of Period                   $    50.5   $   16.2

Cash paid during the nine months ended September 30 for:
     Interest                                             $   256.3   $  264.1
     Income taxes                                         $   392.2   $  572.4

See Notes to Financial Statements.




SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
                                                                  Retained
                                              Common    Paid-in   Earnings
                                               Stock     Surplus   (Deficit)
Balance, December 31, 1993                  $   1.0    $ 5,706.9   $ (366.4)
Net income                                       -            -       833.1
Dividend to shareowner                           -        (389.1)    (446.0)
Balance, September 30, 1994                 $   1.0    $ 5,317.8   $   20.7


Balance, December 31, 1994                  $   1.0    $ 5,389.9   $   22.6
Net income (loss)                                -            -    (1,906.5)
Dividend to shareowner                           -        (383.7)    (494.9)
Net equity received from parent                  -          28.0        -
Balance, September 30, 1995                 $   1.0    $ 5,034.2  $(2,378.8)

See Notes to Financial Statements.


                                    * * * *

SELECTED FINANCIAL AND OPERATING DATA

At September 30, or for the nine months then ended:       1995     1994

  Return on weighted average total capital * . . . . . .  14.98%   13.34%
  Debt ratio   . . . . . . . . . . . . . . . . . . . . .  65.22%   49.14%
  Network access lines in service (000) #  . . . . . . .  14,074   13,507
  Access minutes of use (000,000)  . . . . . . . . . . .  39,854   35,859
  Long-distance messages billed (000). . . . . . . . . . 751,405  773,075
  Number of employees  . . . . . . . . . . . . . . . . .  47,960   48,790

* 1995 calculated using Income Before Extraordinary Loss.
# 1994 amount has been revised to reflect the most current information available.





SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS - Southwestern Bell Telephone Company (Telephone Company) is a wholly-owned subsidiary of SBC Communications Inc. (SBC). The financial statements have been prepared by the Telephone Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and discontinuance of regulatory accounting discussed in Note 2) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1994 Annual Report on Form 10-K.

2. EXTRAORDINARY LOSS - In September 1995, the Telephone Company discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). The rapid pace of change within the telecommunications industry and the evolution of the regulatory framework in which the Telephone Company operates have resulted in price-based regulation for most of the Telephone Company's revenues and accelerated competition in the Telephone Company's markets. Under these conditions, the Telephone Company can no longer be assured that rates charged to and collected from customers will be adequate to recover the costs of providing service, which includes the carrying value of telephone plant depreciated over relatively long regulator-prescribed lives. As a result, management determined that the Telephone Company no longer met the criteria for application of FAS 71.

  Therefore, in September 1995, the Telephone Company recorded a non-cash, extraordinary charge to net income of $2,819.3 (after a deferred tax benefit of $1,764.0).
  This is comprised of an after-tax charge of $2,897.3 to reduce the net carrying value of telephone plant, partially offset by an after-tax benefit of $78.0 for the elimination of net regulatory liabilities. The components of the charge are as follows:

                                           Pretax       After-
                                                        tax

  Increase telephone plant accumulated   $ 4,657.0    $ 2,897.3
  depreciation

  Adjust unamortized investment tax        (40.9)       (25.4)
  credits

  Eliminate tax-related regulatory         (87.5)       (87.5)
  assets and liabilities

  Eliminate other regulatory assets        54.7         34.9

            Total                        $ 4,583.3    $ 2,819.3


  The increase in accumulated depreciation of $4,657.0 reflects the effects of adopting depreciable lives for many of the Telephone Company's plant categories which more closely reflect the economic and technological lives of the plant. The adjustment was supported by a discounted cash flow analysis which estimated amounts of telephone plant that may not be recoverable from future discounted cash flows. This analysis included consideration of the effects of anticipated competition and technological changes on plant lives and revenues.
  Following is a comparison of new lives to those prescribed by regulators for selected plant categories:

                                        Average Lives (in
                                                Years)
                                        ---------------------
                                        Regulator-  Estimated
   Telephone Plant Category             Prescribed   Economic
---------------------------             ----------   --------
   Digital switch                           17         11
   Digital circuit                          12          7
   Copper cable                             24         18
   Fiber cable                              27         20
   Conduit                                  57         50

  The increase in accumulated depreciation also includes an adjustment of approximately $450 million to fully depreciate analog switching equipment scheduled for replacement. Remaining analog switching equipment will be depreciated using an average remaining life of four years.

  Investment tax credits (ITC) have historically been deferred and amortized over the estimated lives of the related plant. The adjustment to ITC reflects the shortening of those plant lives discussed above.
  Regulatory assets and liabilities are related primarily to accounting policies used by regulators in the ratemaking process which are different than those used by non-regulated companies, predominantly in the accounting for income taxes and deferred compensated absences.
  These items are required to be eliminated with the discontinuance of accounting under FAS 71.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of
Operations

Dollars in millions

RESULTS OF OPERATIONS

Southwestern Bell Telephone Company (Telephone Company) reported income before extraordinary loss of $305.5 for the third quarter of 1995 and $912.8 for the first nine months of 1995. The Telephone Company recognized an extraordinary loss of $2.8 billion from the discontinuance of regulatory accounting. Net losses for the third quarter and first nine months of 1995 were $2.5 billion and $1.9 billion, respectively. Financial results for the third quarters and first nine months of 1995 and 1994 are summarized as follows:

               ------ Third Quarter---------      -------- Nine-Month Period----

                                         Percent                         Percent
                1995            1994     Change    1995          1994    Change
                --------      --------   ------   -------       -------    -----
Operating       $ 2,240.4     $ 2,101.0    6.6%   $ 6,593.6     $ 6,202.4   6.3%
revenues

Operating       $ 1,678.6     $ 1,600.2    4.9%   $ 4,920.6     $ 4,684.1   5.0%
expenses

Income before
extraordinary   $   305.5       $ 278.5      9.7%   $ 912.8       $ 833.1   9.6%
loss

Extraordinary   $ (2,819.3)     -            -    $ (2,819.3)    -            -
loss

Net income      $ (2,513.8)   $ 278.5        -    $ (1,906.5)   $ 833.1       -
(loss)

The primary factor contributing to the increase in income before extraordinary loss during the third quarter and first nine months of 1995 was growth in demand for services and products, partially offset by increased depreciation and selling, general and administrative expense.

The Telephone Company's operating revenues in the third quarter and first nine months of 1995 increased $139.4, or 6.6%, and $391.2, or 6.3%, over the third quarter and first nine months of 1994, respectively. Components of operating revenues for the third quarters and first nine months of 1995 and 1994 are as follows:

                 ----Third Quarter-------         -----Nine-Month Period----

                                      Percent                          Percent
                1995      1994        Change      1995       1994      Change
               -------   --------    ------      -------    --------   ------
Local service $ 1,085.1  $ 1,012.4    7.2%     $ 3,192.8  $ 2,995.1    6.6%

Network access
   Interstate    517.7      475.4     8.9        1,525.9    1,391.2    9.7

   Intrastate    263.1      232.3     13.3         764.8      703.7    8.7

Long-distance    205.8      238.9     (13.9)       615.4      685.9    (10.3)
service

Other            168.7      142.0     18.8         494.7      426.5    16.0

       Total  $ 2,240.4  $ 2,101.0    6.6%     $ 6,593.6  $ 6,202.4    6.3%

     Local service revenues increased in the third quarter and first nine months of 1995 due primarily to increases in demand, including 4.2% growth in the number of access lines since September 30, 1994 and increased demand for enhanced services, including
     Caller ID.

     Interstate network access revenues increased in the third quarter and first nine months of 1995 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base, partially offset by reduced rates under the Federal
     Communications Commission's (FCC) revised price cap plan which became effective August 1, 1995. Results for the first nine months of 1994 also reflect a retroactive billing adjustment that decreased interstate revenues while increasing intrastate revenues.

     Intrastate network access revenues increased in the third quarter and first nine months of 1995 due primarily to increases in demand, including usage by alternative intraLATA toll carriers. Revenues for the first nine months of 1994 also include the billing adjustment noted above.

     Long-distance service revenues decreased in the third quarter and first nine months of 1995 due to competition-related decreases in residential message volumes. Competition from interexchange carriers has continued to increase through advertising and usage of "10xxx" and "1-800" access numbers. The decrease in long-distance service revenues is partially offset by higher access revenues, as noted above.

     Other operating revenues consist of the Telephone Company's non-regulated services and products, billing and collection services performed for interexchange carriers, the provision for uncollectible revenues related to all revenue classifications and other miscellaneous revenues. Other operating revenues increased in the third quarter and first nine months of 1995 due to increases in demand for non-regulated services and products, including Caller ID equipment.

The Telephone Company's operating expenses in the third quarter and first nine months of 1995 increased $78.4, or 4.9%, and $236.5, or 5.0%, over the third quarter and first nine months of 1994, respectively. Components of operating expenses for the third quarters and first nine months of 1995 and 1994 are as follows:

               ---- Third Quarter------         ---- Nine-Month Period----


                   1995      1994     Percent     1995     1994    Percent
                                      Change                       Change
                  -----   -------    ------   ---------  --------   -----
Cost of
services and    $ 705.0   $ 692.9     1.7%    $ 2,055.0  $ 1,992.1   3.2%
products

Selling,
general and       530.7     485.1     9.4       1,539.7    1,425.9   8.0
administrative

Depreciation
and               442.9     422.2     4.9       1,325.9    1,266.1   4.7
amortization

Total         $ 1,678.6 $ 1,600.2     4.9%     $ 4,920.6  $ 4,684.1   5.0%

     Cost of services and products increased for the third quarter and first nine months of 1995 due primarily to demand related increases for enhanced services and annual compensation increases. These increases were partially offset by a decrease in switching system software license fees.

     Selling, general and administrative expenses increased in the third quarter and first nine months of 1995 due to increased advertising, contracted services and operating taxes. The first nine months of 1995 also reflect higher benefit expenses, which were flat during the third quarter due to lower employee and retiree medical costs in the third quarter.

     Depreciation and amortization increased in the third quarter and first nine months of 1995 due to changes in plant level and composition and the effect of depreciation represcription.

Extraordinary Loss - As described in Note 2 to the financial statements, the Telephone Company recorded an extraordinary loss of $2.8 billion from discontinuance of regulatory accounting and reduction in plant asset lives in the third quarter. Management does not expect a significant increase in depreciation expense in the near future to result from the discontinuance of regulatory accounting.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

REGULATORY DEVELOPMENTS

Oklahoma

On October 30, 1995, the Oklahoma Corporation Commission
(OCC) approved a settlement that resolves pending court appeals of a 1992 rate order. The settlement ends a dispute which began in 1989, when the OCC ordered an investigation into the reasonableness of the Telephone Company's intrastate rates. An order was issued in August 1992, requiring the Telephone Company to refund $148.4, representing revenues in excess of an 11.41% return on equity for the period April 1991 through the date of the final order. The order also called for prospective annual rate reductions of $100.6 effective September 1992, required an investment of $84 in network modernization over five years, and lowered the allowed return on equity from 14.25% to 12.20%.

Under the terms of the settlement agreement, the Telephone
Company will pay a cash settlement of $170 to business and residential customers, and offer discounts with a retail value of $268 for certain Telephone Company services.
Previously ordered rate reductions of $100.6 have been lowered to $84.4, of which $57.1 have already been implemented. The settlement allows the remaining $27.3 in rate reductions to be deferred with approximately $8.9 becoming effective in 1996, and the remainder during 1997.
The Telephone Company will continue a previously announced
$84 network modernization plan for rural Oklahoma. The settlement agreement also provides that no overearnings complaint can be filed against the Telephone Company until January 1, 1998. In addition, the OCC will begin exploring alternative forms of regulation within ten days of the settlement. The order approving the settlement becomes effective on November 30, 1995.

Management anticipates that this settlement will not have a significant impact on earnings. The Telephone Company began accruing for the order in 1992 and the settlement and associated costs had been fully accrued as of the end of the third quarter of 1995.

Missouri

On September 7, 1995, in response to a legal challenge brought by interexchange carriers and the Missouri Cable TV
Association, the Cole County Circuit Court (Circuit Court) reversed the August 1994 settlement agreement reached among the Telephone Company, the Missouri Public Service
Commission (MPSC) and the Office of Public Counsel (OPC).

The settlement agreement had ended a legal dispute with the MPSC over a December 1993 order. Under the agreement, which had extended through December 31, 1998, the Telephone
Company implemented annual rate reductions of $69.6, issued one-time credits to customers totaling $64, and committed to an average annual capital investment of $275 during the term of the agreement. Also, it was agreed that the Telephone
Company would not file a general rate case, not increase basic local exchange service rates and there would be no sharing of earnings. The MPSC and OPC agreed not to initiate any complaints regarding the Telephone Company's earnings prior to January 1, 1999.

The Circuit Court's decision applies primarily to the rate review moratorium and capital investment agreements. The decision has no immediate impact on the Telephone Company's current rates because they were approved by the MPSC in separate proceedings and were not appealed.


The MPSC and the Telephone Company appealed the Circuit
Court's decision on October 12 and 13, 1995, respectively.



SOUTHWESTERN BELL TELEPHONE COMPANY

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 12 Computation of Ratios of Earnings to Fixed
               Charges.

    Exhibit 27 Financial Data Schedule.

(b) Reports on Form 8-K

    On September 29, 1995, Southwestern Bell Telephone
    Company (Telephone Company) filed a Current Report on
    Form 8-K, reporting on Item 5, Other Events.  The
    Telephone Company announced it was discontinuing the use of Statement of Financial Accounting Standards No.
    71.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Southwestern Bell Telephone Company




November 7, 1995                /s/ Edward L. Glotzbach
                                Edward L. Glotzbach
                                Vice President-Chief Financial
                                Officer and Treasurer (Principal
                                Accounting/Financial Officer)