Form 10-K405
period 1995-12-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1996-03-12
CIK 92476

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)

      x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

             For fiscal year ended December 31, 1995

                               OR

    ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SBC COMMUNICATIONS
INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED
DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

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


                                         Name of each exchange
  Title of each Class                     on which registered

Five Year 8.30% Notes,                  New York Stock Exchange
   due June 1, 1996

Seven Year 6-1/8% Notes,                New York Stock Exchange
   due March 1, 2000

Eight Year 6-3/8% Notes,                New York Stock Exchange
   due April 1, 2001

Twelve Year 6-5/8% Notes,               New York Stock Exchange
   due April 1, 2005

Thirty-Eight Year 7-3/4% Debentures,    American Stock Exchange
   due September 1, 2009

Forty Year 6-7/8% Debentures,           American Stock Exchange
   due February 1, 2011

Forty Year 7-3/8% Debentures,           American Stock Exchange
   due May 1, 2012

Forty Year 7-5/8% Debentures,           American Stock Exchange
   due October 1, 2013

Twenty-Two Year 7% Debentures,          New York Stock Exchange
   due July 1, 2015

Thirty Year 7-5/8% Debentures,          New York Stock Exchange
   due March 1, 2023

Thirty-Two Year 7-1/4% Debentures,      New York Stock Exchange
   due July 15, 2025


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


                            PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K





__________

*Omitted pursuant to General Instruction J(2)

                             PART I

ITEM 1. BUSINESS

GENERAL

Southwestern Bell Telephone Company (Telephone Company) was incorporated in 1882 under the laws of the State of Missouri, and has its principal executive offices at One Bell Center, St. Louis, Missouri 63101-3099 (telephone number 314-235-9800). The Telephone Company is a wholly-owned subsidiary of SBC Communications Inc. (SBC), which was incorporated under the laws of the State of Delaware in 1983 by AT&T Corp. (AT&T) as one of seven regional holding companies (RHCs) formed to hold AT&T's local telephone companies. AT&T divested SBC by means of a spin-off of stock to its shareowners on January 1, 1984 (divestiture). The divestiture was made pursuant to a consent decree, referred to as the Modification of Final Judgment (MFJ), issued by the United States District Court for the District of Columbia (District Court).

FEDERAL LEGISLATION AND THE MFJ

On February 8, 1996, the Telecommunications Act of 1996 (the Act) was enacted into law. The Act is intended to address various aspects of competition within, and regulation of, the telecommunications industry. The Act provides that all post-enactment conduct or activities which were subject to the MFJ are now subject to the provisions of the Act. Among other things, the Act also defines conditions SBC must comply with before being permitted to offer interLATA long-distance service and establishes certain terms and conditions intended to promote competition for the Telephone Company's local exchange services.

Additional information relating to the Act is contained in Item
7, Management's Discussion and Analysis of Results of Operations under the heading "Competition" beginning on page 14 of this report.

The MFJ, as originally approved by the District Court in 1982, had placed restrictions, known as the "line of business" restrictions, on the types of businesses in which SBC could engage. SBC could obtain relief from these restrictions upon a showing that there was no substantial possibility that it could use its monopoly power to impede competition in the specific market it sought to enter (the Waiver Standard).

As a result of waiver proceedings before the District Court since divestiture, the MFJ's initial line of business restrictions against engaging in nontelecommunications businesses, providing intraLATA information services, and providing telecommunications products had all been removed. SBC was also authorized to engage in the restricted lines of business outside the United States, subject to certain conditions designed to prevent an impact on United States markets. However, SBC was prohibited from providing interexchange telecommunications services and manufacturing telecommunications products and customer premises equipment (CPE).

Interexchange telecommunications refers to telecommunications between Local Access and Transport Areas (LATAs) which were created during the divestiture process, and are generally centered on a standard metropolitan statistical area or other identifiable community of interest. The District Court interpreted manufacturing to include design and development activities, as well as actual equipment fabrication.

Through 1995, SBC had submitted various requests to the District Court, seeking to remove or modify the remaining restrictions. The passage of the Act potentially supersedes many of these and other court actions filed by SBC or to which SBC was a party. Among these actions are a petition requesting the MFJ be vacated, a court order establishing conditions under which SBC could offer interLATA long-distance service over its wireless network and a suit challenging the Federal Communications Commission's (FCC) intention to require telephone companies to file applications with the FCC before they acquire or operate cable television systems in their telephone service areas.

BUSINESS OPERATIONS

The Telephone Company's principal services include local, long-distance and network access services, which are provided in the states of Texas, Missouri, Oklahoma, Kansas and Arkansas (five-state area). Local services involve the transport of telecommunications traffic between telephones and other CPE located within the same local service calling area. Local services include: basic local exchange service, extended area service, dedicated private line services for voice and special services, directory assistance and various custom calling services. Long-distance services involve the transport of telecommunications traffic between local calling areas within the same LATA (intraLATA). Long-distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services. Network access services connect a subscriber's telephone or other equipment to the transmission facilities of other carriers which provide long-distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

The following table sets forth for the Telephone Company the percentage of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.

                                        Percentage of Total
                                        Operating Revenues

                                       1995      1994      1993

Local service                           48%       48%       48%

Network access                          34%       34%       33%

Long-distance service                    9%       11%       12%

The Telephone Company provides its services over approximately
9.5 million residential and 4.5 million business access lines in the five-state area. During 1995, nearly two-thirds of the Telephone Company's access line growth occurred in Texas.

During 1995, the Telephone Company continued to expand its offering of optional services including: Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

The FCC has certain rules that impact the manner in which the Telephone Company may offer network services for enhanced service providers. Enhanced services are services other than basic transmission services. Under these rules, the Telephone Company is permitted to offer enhanced services either on its own or jointly with its affiliates, subject to nonstructural safeguards designed to permit the Telephone Company's competitors to acquire needed network services on an efficient, non-discriminatory basis and to reduce the risk of cross-subsidization. These safeguards include accounting and reporting procedures and Open Network Architecture (ONA) requirements, which represent the Telephone Company's plan to provide equal access to its network to all enhanced service providers. Enhanced services are deregulated at the federal level, and none of the state commissions to which the Telephone Company is subject has asserted jurisdiction over intrastate enhanced services. The nonstructural safeguards are currently being reviewed by the FCC as a result of an October 1994 judicial remand which ruled that the FCC had not adequately explained how ONA would prevent discrimination against competitors. While the outcome cannot be predicted, it is anticipated that the FCC will reaffirm the nonstructural safeguards.

During 1996, Southwestern Bell Telecommunications Inc., a wholly-owned subsidiary of SBC which markets business and residential communications equipment, will be merged into the Telephone Company. The merger is not expected to have a significant impact on the Telephone Company's results of operations.

GOVERNMENT REGULATION

In the five-state area, the Telephone Company is subject to regulation by state commissions which have the power to regulate, in varying degrees, intrastate rates and services, including local, long-distance and network access (both intraLATA and interLATA access within the state) services. The Telephone Company is also subject to the jurisdiction of the FCC with respect to foreign and interstate rates and services, including interstate access charges. Access charges are designed to compensate the Telephone Company for the use of its facilities for the origination or termination of long-distance and other communications by other carriers. There are currently no access charges for access to the Internet.

Additional information relating to federal and state regulation of the Telephone Company is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Regulatory Environment" beginning on page 12 of this report.

MAJOR CUSTOMER

Approximately 13% in 1995, 14% in 1994 and 15% in 1993 of the
Telephone Company's revenues were from services provided to AT&T.
No other customer accounted for more than 10% of total revenues.

COMPETITION

Information relating to competition in the telecommunications industry is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Competition" beginning on page 14 of this report.

RESEARCH AND DEVELOPMENT

The majority of company-sponsored basic and applied research is conducted at Bell Communications Research, Inc. (Bellcore). The Telephone Company owns a one-seventh interest in Bellcore along with the other six RHCs. In April 1995, SBC and the other RHCs announced their intention to pursue the disposition of their interests in Bellcore. A disposition would be subject to obtaining satisfactory financial and other terms and all necessary approvals. If a disposition were to occur, the RHCs would retain the portion of Bellcore that coordinates the Federal government's telecommunications requirements for national security and emergency preparedness.

Basic and applied research is also conducted at Southwestern
Bell Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides technology planning and evaluation services to SBC and its subsidiaries.

EMPLOYEES

As of December 31, 1995, the Telephone Company employed 48,180 persons. Approximately 76% of the employees are represented by the Communications Workers of America (CWA). A three-year contract was negotiated between the CWA and the Telephone Company, which became effective in August 1995. This contract will be subject to renegotiation in mid-1998.

ITEM 2.  PROPERTIES

The properties of the Telephone Company do not lend themselves to description by character and location of principal units. At December 31, 1995, network access lines represented 45% of the Telephone Company's investment in telephone plant; central office equipment represented 37%; land and buildings represented 10%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 6%; and information origination/termination equipment represented 2%.

ITEM 3.  LEGAL PROCEEDINGS

Seven class action lawsuits are now pending against the Telephone Company in state and federal courts in Texas, Missouri, Oklahoma and Kansas involving the provision by the Telephone Company of maintenance and trouble diagnosis services covering standard telephone inside wire located on the customer's premises. The actions allege that the Telephone Company's sales practices in connection with these services violated antitrust, fraud and/or deceptive trade practices statutes and seek unspecified damages together with punitive damages and attorney's fees. The Telephone Company believes it has several meritorious defenses to these claims and is vigorously contesting the allegations. Although the outcomes of these cases are uncertain, management believes that this litigation will not have a material adverse impact on the Telephone Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction J(2).


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Not applicable.



ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA


                             At December 31, or for the year ended
                                       1995            1994

Return on Weighted Average            14.95%           13.02%
  Total Capital *

Debt Ratio (debt, including           65.06%           47.65%
  current maturities, as a
  percentage of total capital)

Network access lines in               14,223           13,612
  service (000)

Access minutes of use (000,000)       53,681           48,430

Long-distance messages billed            988            1,018
(000,000)

Number of employees                   48,180           48,440


* Calculated using income before extraordinary loss. The impact of this charge is included in shareowner's equity.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS
Dollars in millions

This discussion should be read in conjunction with the financial statements and the accompanying notes.

Results of Operations

Summary

Financial results, including changes from the prior year, are summarized as follows:

                                                      Percent
                                 1995        1994      Change
                                                      1995 vs.
                                                       1994

Operating revenues            $  8,937.7   $  8,447.7   5.8%

Operating expenses            $  6,903.0   $  6,500.9   6.2%

Income before extraordinary   $  1,120.7   $  1,071.9   4.6%
loss

Extraordinary loss            $ (2,819.3)        -      -

Net income (loss)             $ (1,698.6)  $  1,071.9   -

The Telephone Company reported income before extraordinary loss of $1,120.7 and $1,071.9 in 1995 and 1994, respectively. In
1995, the Telephone Company recognized an extraordinary loss of $2,819.3 from the discontinuance of regulatory accounting. As a result, net loss for 1995 was $1,698.6.

The primary factor contributing to the increase in income before extraordinary loss in 1995 was the growth in demand for services and products, partially offset by increases in operating expenses and an after-tax charge of $57.8 recorded in connection with SBC's strategic functional realignment.

Items affecting the comparison of the operating results between 1995 and 1994 are discussed in the following sections.

Operating Revenues

Total operating revenues increased $490.0, or 5.8%, in 1995.
Components of total operating revenues, including changes from the prior year, are as follows:

                                                     Percent
                            1995        1994         Change
                                                    1995 vs.
                                                      1994

Local service             $ 4,302.3   $ 4,022.0     7.0%

Network access
  Interstate                2,034.4     1,912.5     6.4

  Intrastate                1,032.3       944.5     9.3

Long-distance service         821.9       903.5    (9.0)

Other                         746.8       665.2    12.3

                          $ 8,937.7   $ 8,447.7     5.8%

   Local Service revenues increased in 1995 due to increases in demand, including growth in the number of access lines of 4.5%. Nearly two-thirds of the access line growth occurred in Texas. Approximately 25% of access line growth was due to the sales of additional residential lines. Increased demand for enhanced services, including Caller ID, also contributed to the increase in revenues.

   Network Access Interstate network access revenues increased in 1995 due largely to increases in demand for access services. Growth in revenues from end user charges attributable to an increasing access line base also contributed to the increase. The increase was partially offset by rate reductions of approximately $65 under the FCC's revised price cap plan which became effective August 1, 1995. Revenues in 1994 reflect a retroactive billing adjustment that decreased interstate network access revenues slightly while increasing intrastate network access revenues.

   Intrastate network access revenues increased in 1995 due primarily to increases in demand, including usage by alternative intraLATA toll carriers. Revenues in 1994 reflect the retroactive billing adjustment noted above.

   Long-Distance Service revenues decreased in 1995, reflecting the continuing trend of competition-related decreases in residential message volumes and the impact of optional calling plans and extended area service plans. Competition from interexchange carriers has continued to increase through advertising and usage of "10XXX" and "1-800" access numbers. The decrease in long-distance service revenue was partially mitigated by higher network access revenues, as noted above, and the impact of extended area service plans.

   Other operating revenues consist of the Telephone Company's non-regulated network services and products, billing and collection services performed for interexchange carriers and other miscellaneous revenues. The increase in 1995 was due primarily to increases in demand for the Telephone Company's nonregulated services and products, including Caller ID equipment, computer network services and videoconferencing services. Other operating revenues no longer include the provision for uncollectibles, which has been reclassified to selling, general and administrative expenses. During 1996, Southwestern Bell Telecommunications Inc., a wholly-owned subsidiary of SBC which markets business and residential communications equipment, will be merged into the Telephone Company. Other operating revenues in 1996 will reflect these equipment sales subsequent to the merger.

Operating Expenses

Total operating expenses increased $402.1, or 6.2%, in 1995.
Components of total operating expenses, including changes from the prior year, are as follows:

                                                       Percent
                                  1995      1994        Change
                                                       1995 vs.
                                                         1994

Cost of services and products   $ 2,844.7  $ 2,761.0   3.0%

Selling, general and              2,304.2    2,047.7   12.5
administrative

Depreciation and amortization     1,754.1    1,692.2    3.7

                                $ 6,903.0  $ 6,500.9    6.2%

   Cost of Services and Products increased in 1995 due to demand-related increases for enhanced services and annual compensation increases. The increase was partially offset by a decrease in switching system software license fees.

   Selling, General and Administrative expenses increased in 1995 primarily due to a $92.7 charge for costs associated with the strategic realignment discussed in Other Business Matters. Increased advertising, contracted services and operating taxes also contributed to the increase.

   Depreciation and Amortization increased in 1995 due to changes in plant level and composition and the effect of regulatory depreciation represcription.

Interest Expense decreased $18.5, or 5.2%, in 1995 due to the change in accounting for capitalized interest related to the discontinuance of regulatory accounting (described in Note 2 to the financial statements) and the interest accrued in 1994 on potential rate reductions.

Federal Income Tax expense increased $55.1, or 12.1%, in 1995 primarily due to higher income before income taxes and a reduction in the amortization of investment tax credits resulting from the discontinuance of regulatory accounting.

Extraordinary Loss In 1995, the Telephone Company recorded an extraordinary loss of $2.8 billion from the discontinuance of regulatory accounting. The loss included a reduction in the net carrying value of telephone plant partially offset by the elimination of net regulatory liabilities. Management does not expect a significant increase in depreciation expense in the near future as a result of the discontinuance of regulatory accounting.

Operating Environment and Trends of the Business

Regulatory Environment

The Telephone Company's telecommunications operations are subject to regulation by each of the five states in which it operates for intrastate services and by the FCC for interstate services. Each of the states and the FCC have adopted incentive regulation, in the form of price caps, to regulate prices for various services provided by the Telephone Company. The Telephone Company is permitted to establish and modify prices, not to exceed the price caps, subject to approval by the governing jurisdiction. Prices for other services not specifically covered by price caps are also subject to regulatory approval.

The states set intrastate price caps for various periods, depending upon the state. Price caps set by the FCC are adjusted annually for inflation, a productivity offset and certain other changes in costs. The productivity offset is a fixed percentage used to reduce price caps and is designed to encourage increased productivity.

Under the original FCC plan adopted in 1991, the Telephone Company applied a productivity offset of 3.3%, with sharing at various rates of return on investment. The FCC adopted revised price cap rules which became effective August 1, 1995. These revised rules required an initial reduction of 2.8% in price caps for the Telephone Company, based on its previous productivity offset. In addition, the new rules allowed a choice of three new productivity offsets, two of which provide for a sharing of profits with consumers above certain earnings levels. The Telephone Company elected a 5.3% productivity offset with no sharing. Other changes adopted by the FCC include changes to the Telephone Company's costs that may be used to adjust price caps (referred to as Exogenous Treatment), which, among other things, exclude the effects of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The total effect of these changes in price cap regulation is expected to result in an annualized reduction in interstate access revenues of approximately $150. The Telephone Company has filed two separate judicial appeals of certain aspects of the FCC's price cap plan which are still pending.

The revised plan described above is an interim measure and should be revised again in 1996. The FCC is expected to conduct further proceedings to address various pricing and productivity issues, and to perform a broader review of price cap regulation in a competitive environment.

Following is a summary of significant state regulatory developments.

Texas In Texas, House Bill 2128 facilitating telecommunications reform was signed into law on May 26, 1995, effective
September 1, 1995. Following are major provisions of the new legislation.

The law allows the Telephone Company and other Local Exchange Carriers (LECs) to elect to move from rate of return regulation to price regulation, with elimination of earnings sharing. On September 1, 1995, the Telephone Company notified the Texas Public Utility Commission (TPUC) that it elected incentive regulation under the new law. Basic network service rates will be capped at existing levels for four years. Pricing flexibility is provided for other services according to their classification as "discretionary" (e.g., Call Waiting, Call Return, Integrated Services Digital Network (ISDN), 1 plus intraLATA toll, etc.) or "competitive" (e.g., WATS, 800 services, private lines, special access, etc.). The TPUC is prohibited from reducing switched access rates charged to interexchange carriers for a four-year period.

The law requires LECs electing price regulation to commit to network and infrastructure improvement goals, including expansion of digital switching and advanced high speed services to qualifying public institutions such as schools, libraries and hospitals requesting the services. The law also establishes an infrastructure grant fund for use by public institutions in upgrading their communications and computer technology. The law provides for a fund that will assess a total of $150 annually on all telecommunications providers in Texas for a ten-year period, half of which would be paid by the cellular and wireless industry. The constitutionality of the law requiring the establishment of different assessment rates for the landline service providers and the cellular and wireless service providers was challenged in state district court by a number of paging and cellular phone companies. In January 1996, the court ruled that the law requiring two different rates was unconstitutional and ordered the lower rate be applied to both categories of service providers, which will result in less than a $150 annual assessment. Based on this order, the Telephone Company's annual payment is currently estimated to be approximately $35 to $40.
It is not yet known whether the state will challenge the court's ruling. Depending upon the final resolution of any subsequent state actions, the Telephone Company's annual payment could change.

The law establishes local exchange competition by allowing other providers of local exchange services to apply for certification by the TPUC, subject to certain build-out requirements, resale restrictions and minimum service requirements. The Telephone Company will remain the default carrier of 1 plus intraLATA toll traffic until all LECs are allowed to carry interLATA long-distance.

In January 1996, MCI Communications Corporation (MCI) sued the state of Texas, alleging that the law violates the Texas state constitution. MCI claims the law establishes anticompetitive barriers designed to prevent MCI, AT&T Corp. (AT&T) and Sprint Corporation (Sprint) from providing local services within Texas. Management is unable to predict the outcome of this proceeding.

More than 20 applications for competitive local service certification have been filed with the TPUC, and several have been approved. As a result, the Telephone Company expects competition to continue to develop for its local services, but the specific financial impacts of this legislation cannot be reasonably estimated until all required tariff filings are approved by the TPUC for the Telephone Company and other companies intending to provide local service.

Prior to September 1, 1995, the Telephone Company operated under an extension of a four-year incentive regulation agreement which ended in November 1994. Under its terms, the Telephone Company agreed to cap certain local rates, provide annual rate reductions and other benefits to customers in Texas, and upgrade the network at a cost of approximately $329. Rate reductions for 1994 and 1993 were $146 and $21, respectively. The agreement also provided an earnings-sharing mechanism designed to encourage efficiency and innovation by the Telephone Company. There was no sharing of 1993 revenues. Sharing amounts for the period ending November 1994 included earnings sharing credits of approximately $30 plus additional Lifeline Surplus credits for the four-year period of approximately $18. Sharing amounts for the period ending August 1995 have not been approved by the TPUC but are estimated to be approximately $20.

Missouri On September 7, 1995, in response to a legal challenge brought by interexchange carriers and the Missouri Cable TV Association, the Cole County Circuit Court (Circuit Court) overturned the August 1994 settlement agreement reached among the Telephone Company, the Missouri Public Service Commission (MPSC) and the Office of Public Counsel (OPC).

The settlement agreement had ended a legal dispute with the MPSC over a December 1993 order which had required rate reductions of $84.6 annually, beginning in 1994. Under the agreement, which would have continued in effect through December 31, 1998, the Telephone Company implemented annual rate reductions of $69.6, issued one-time credits to customers totaling $64, and committed to an average annual capital investment of $275, including $35 in special projects, during the term of the agreement. It also provided that the Telephone Company would not file a general rate case or increase basic local exchange service rates. There would be no sharing of earnings under the agreement. The MPSC and OPC agreed not to initiate any complaints regarding the Telephone Company's earnings prior to January 1, 1999.

The practical effect of the Circuit Court's decision is to eliminate the prospective commitments under the settlement agreement including the rate review moratorium and capital investment requirements. The decision has no immediate impact on the Telephone Company's current rates because they were approved by the MPSC in separate proceedings, which were not appealed.
The Telephone Company is continuing to fulfill the terms of the settlement agreement.

The MPSC and the Telephone Company appealed the Circuit Court's decision on October 12 and 13, 1995, respectively. These appeals are currently pending.

Oklahoma On October 30, 1995, the Oklahoma Corporation Commission (OCC) approved a settlement that resolved pending court appeals of a 1992 rate order. The settlement ended a dispute which began in 1989, when the OCC ordered an investigation into the reasonableness of the Telephone Company's intrastate rates. An order was issued in August 1992, requiring the Telephone Company to refund $148.4, representing revenues in excess of an 11.41% return on equity for the period April 1991 through the date of the final order. The order also called for prospective annual rate reductions of $100.6 effective September 1992, required an investment of $84 in network modernization over five years, and lowered the allowed return on equity from 14.25% to 12.20%.

Under the terms of the settlement, the Telephone Company paid a cash settlement of $170 to business and residential customers, and offered discounts with a retail value of $268 for certain Telephone Company services. Previously ordered rate reductions of $100.6 have been lowered to $84.4, of which $57.1 had already been implemented. The settlement allows the remaining $27.3 in rate reductions to be deferred, with approximately $8.9 becoming effective in 1996 and the remainder during 1997. The Telephone Company will continue a previously announced $84 network modernization plan for rural Oklahoma. The settlement also provides that no overearnings complaint can be filed against the Telephone Company until January 1, 1998. In addition, the OCC began exploring alternative forms of regulation.

Management anticipates that this settlement will not have a significant impact on earnings. The Telephone Company began accruing for the order in 1992, and the settlement and associated costs had been fully accrued as of the end of the third quarter of 1995.

Competition

Competition continues to expand in the telecommunications industry. Legislation and regulatory and court decisions have increased the number of alternative service providers offering telecommunications services. Technological advances have expanded the types and uses of services and products available. Accordingly, the Telephone Company faces increasing competition in significant portions of its business.

Recent federal legislation will increase both competition and competitive opportunities for SBC. On February 8, 1996, the Telecommunications Act of 1996 (the Act) was enacted into law. The Act is intended to address various aspects of competition within, and regulation of, the telecommunications industry. The Act provides that all post-enactment conduct or activities which were subject to the consent decree issued at the time of AT&T's divestiture of the Regional Holding Companies (RHCs) are now subject to the provisions of the Act. Among other things, the Act also defines conditions SBC must comply with before being permitted to offer interLATA long-distance service and establishes certain terms and conditions intended to promote competition for the Telephone Company's local exchange services. SBC may immediately offer interLATA long-distance outside the five-state area and over its wireless network both inside and outside the five-state area. Before being permitted to offer landline interLATA long-distance service in the five-state area, the Telephone Company must obtain state and FCC approval of an interconnection agreement with a predominantly facilities-based competitor serving residential and business customers. The interconnection agreement must comply with the 14 point competitive checklist contained in the Act. If no competing provider within a state requests an interconnection agreement, the Telephone Company may receive interLATA authority from the FCC upon obtaining a state-approved statement of terms and conditions under which it will offer access and interconnection, which includes all items in the competitive checklist. The Act directs the FCC to establish rules and regulations to implement the Act, and to preempt specific state law provisions under certain circumstances. The Act also allows RHCs to provide cable services over their own networks, but sets limits on RHCs acquiring interests in cable television operations in their telephone service areas. It is anticipated that many of the new services and products that SBC is allowed to offer under the Act will be provided by subsidiaries of SBC other than the Telephone Company.

The passage of the Act potentially supersedes various court actions filed by SBC or to which SBC was a party. Among these court actions are a petition requesting the consent decree be vacated, a court order establishing conditions under which SBC could offer interLATA long-distance over its wireless network and a suit challenging the FCC's intention to require telephone companies to file applications with the FCC before they acquire or operate cable television systems in their telephone service areas.

The Telephone Company currently faces competition from various local service providers. Some of these providers have built fiber optic "rings" throughout large metropolitan areas to provide transport services (generally high-speed data) for large business customers and interexchange carriers. Also, an increasing number of high-usage customers, particularly large businesses, now bypass Telephone Company facilities by establishing alternative telecommunications links for voice and data, such as private network systems, shared tenant services or private branch exchange (PBX) systems (which are customer-owned and provide internal switching functions without use of Telephone Company central office facilities). The extent of the economic incentive to bypass the local exchange network depends upon local exchange prices, access charges, regulatory policy and other factors. End user charges ordered by the FCC are designed in part to mitigate the effect of system bypass.

The FCC adopted rules requiring large LECs, including the Telephone Company, to provide expanded interconnection to independent parties for provision of special access and switched access transport services. (Special access refers to a dedicated transmission path, used primarily by large business customers and long-distance carriers, which does not involve switching at the LEC central office. Switched access refers to the link between LECs' switching facilities and long-distance carriers' networks; switched access transport is one component of this service.) A July 1994 FCC order required that LECs provide equipment and establish a set of technical and pricing rules intended to position alternative providers as if their equipment were located in the central office (referred to as virtual collocation). Alternatively, the LEC could, at its discretion, allow alternative providers to physically collocate their equipment within its central office.

The current FCC collocation rules will be affected by the Act which requires incumbent LECs to provide physical collocation of equipment necessary for interconnection or access to unbundled network elements at the premises of the LEC. The Act allows the incumbent LEC to provide virtual collocation if the LEC demonstrates to state commissions that physical collocation is not practical for technical reasons or because of space limitations.

Competition exists and continues to intensify in the Telephone Company's intraLATA toll markets. Principal competitors are interexchange carriers, which are assigned an access code (e.g., "10XXX") used by their customers to route intraLATA calls through the interexchange carrier's network, and resellers, which sell toll services obtained at bulk rates.

Recently enacted and pending state regulatory and legislative proceedings also allow increased competition for local exchange services in the future. In Texas, the TPUC has granted several companies authority to provide local exchange services in areas within the Telephone Company's service territory. Hearings continue on additional applications. In Missouri, legislation that embraced most of the recommendations of a commission appointed by the Governor was proposed but not adopted in 1995. The legislation would have opened the Telephone Company's local exchange market to competition and ended earnings regulation for the Telephone Company, but also would have provided only limited pricing flexibility for its services. Similar legislation has been filed for the 1996 legislative session, and other proposals to permit basic local exchange competition and authorize price cap and other forms of incentive regulation are also expected to be introduced, but it is not known whether such legislation will be passed during 1996. Additionally, the MPSC has established a docket to investigate local competition issues. In Kansas, the Kansas Corporation Commission (KCC) has approved direct local telephone service competition in Kansas City, Kansas and, pursuant to a 1994 KCC order, Wichita, Kansas has local private line competition. In Kansas and Oklahoma, there are generic competition dockets pending which address competitive issues related to the provision and regulation of intrastate telecommunications services.

In the future, it is likely that additional competitors will emerge in the telecommunications industry. Cable television companies and electric utilities have expressed an interest in, or already are, providing telecommunications services. As a result of recent and prospective mergers and acquisitions within the industry, SBC may face competition from entities offering both cable and telephone services in the Telephone Company's operating territory. Interexchange carriers have also expressed interest in providing local service, either directly or through alternative wireless networks, and a number of major carriers have publicly announced their intent to provide local service in certain markets, some of which are in the Telephone Company's five-state area.

In 1994, SBC filed a lawsuit in the United States District Court in Dallas (Court), seeking to overturn provisions of the Cable Communications Policy Act of 1984, in order to provide video service in the Telephone Company's five-state area. In March 1995, the Court ruled in favor of SBC. In December 1995, SBC began offering video services to 1,800 customers in a consumer trial in Richardson, Texas. The advanced broadband network in Richardson is capable of delivering a variety of video and communications services. Alternatives for offering these services in other markets within the five-state area are being evaluated in connection with the Richardson trial.

SBC is aggressively representing its interests regarding competition before federal and state regulatory bodies, courts, Congress and state legislatures. SBC will continue to evaluate the increasingly competitive nature of its business and develop the appropriate regulatory, legislative and competitive solutions needed to respond effectively to competition.

Other Business Matters

Strategic Realignment In July 1995, SBC announced a strategic realignment which will position the company to be a single-source provider of telecommunications services. All of SBC's operations within the five-state area will report to one management group, while international operations and domestic operations outside the five-state area will report to a separate management group.

In connection with this realignment of functions, in 1995 the Telephone Company recognized $92.7 in selling, general and administrative expenses. These expenses include postemployment benefits for employees arising from the consolidation of operations within the five-state area, streamlining support and administrative functions and integrating financial systems over the next 18 to 24 months. The realignment is expected to eliminate approximately 2,400 positions throughout SBC. The charge reduced the Telephone Company's net income for 1995 by approximately $57.8.

Pending Litigation During 1995, the Telephone Company settled litigation with several Texas cities arising from the Telephone Company's alleged breach of certain ordinances relating to the Telephone Company's use of, and work activities in, streets and other public ways. The ordinances provide for the payment of a percentage of the gross receipts received by the Telephone Company from the provision of certain services within the cities. While the particular claims of the cities varied, they all alleged that the Telephone Company should have included revenues received from other services in calculating the compensation described in the ordinances. The settlement did not have a material impact on the Telephone Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 Report of Independent Auditors


The Board of Directors
Southwestern Bell Telephone Company

We have audited the accompanying balance sheets of Southwestern Bell Telephone Company as of December 31, 1995 and 1994, and the related statements of income, shareowner's equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Bell Telephone Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" in 1995. As discussed in Notes 6 and 7 to the financial statements, the Company changed its method of accounting for income taxes, postretirement benefits other than pensions, and postemployment benefits in 1993.






                                        ERNST & YOUNG LLP

San Antonio, Texas
February 9, 1996




SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF INCOME
Dollars in millions

                                                      1995      1994      1993
Operating Revenues
Local service                                    $ 4,302.3 $ 4,022.0 $ 3,898.3
Network access                                     3,066.7   2,857.0   2,685.4
Long-distance service                                821.9     903.5     965.7
Other                                                746.8     665.2     589.5
Total operating revenues                           8,937.7   8,447.7   8,138.9

Operating Expenses
Cost of services and products                      2,844.7   2,761.0   2,519.1
Selling, general and administrative                2,304.2   2,047.7   2,107.4
Depreciation and amortization                      1,754.1   1,692.2   1,699.6
Total operating expenses                           6,903.0   6,500.9   6,326.1
Operating Income                                   2,034.7   1,946.8   1,812.8

Other Income (Expense)
Interest expense                                    (339.4)   (357.9)   (385.2)
Other expense - net                                   (7.0)     (3.0)     (3.4)
Total other income (expense)                        (346.4)   (360.9)   (388.6)
Income Before Income Taxes, Extraordinary
 Loss and Cumulative Effect of Changes in
 Accounting Princip1es                             1,688.3   1,585.9   1,424.2

Income Taxes
Federal                                              511.1     456.0     364.4
State and local                                       56.5      58.0      44.8
Total income taxes                                   567.6     514.0     409.2
Income Before Extraordinary Loss and
 Cumulative Effect of Changes in
 Accounting Principles                             1,120.7   1,071.9   1,015.0
Extraordinary Loss from Discontinuance
 of Regulatory Accounting, net of tax             (2,819.3)      -         -
Extraordinary Loss on Early Extinguishment
 of Debt, net of tax                                   -         -      (153.2)
Cumulative Effect of Changes in Accounting
 Principles, net of tax                                -         -    (1,849.4)
Net Income (Loss)                               $ (1,698.6)$ 1,071.9 $  (987.6)

The accompanying notes are an integral part of the financial statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
BALANCE SHEETS
Dollars in millions

                                                                          December 31,
                                                                        1995         1994
Assets
Current Assets
Cash and cash equivalents                                        $      42.7   $     46.1
Accounts receivable - net of allowances for uncollectibles of
  $15.5 and $15.2                                                    1,509.2      1,378.5
Material and supplies                                                  130.6        141.8
Deferred charges                                                        31.9         48.1
Deferred income taxes                                                  143.3        184.8
Prepaid expenses and other current assets                               81.4         87.1
Total current assets                                                 1,939.1      1,886.4
Property, Plant and Equipment - Net                                 11,127.4     15,736.0
Other Assets                                                            75.4        166.6
Total Assets                                                     $  13,141.9   $ 17,789.0

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                                    $     750.4   $    660.2
Accounts payable and accrued liabilities                             2,289.8      2,440.1
Total current liabilities                                            3,040.2      3,100.3
Long-Term Debt                                                       4,217.1      4,268.1

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                                  174.3      1,728.6
Postemployment benefit obligation                                    2,656.7      2,632.0
Unamortized investment tax credits                                     286.0        369.2
Other noncurrent liabilities                                            99.7        277.3
Total deferred credits and other noncurrent liabilities              3,216.7      5,007.1

Shareowner's Equity
Common stock - one share, without par value, owned by parent             1.0          1.0
Paid-in surplus                                                      4,837.8      5,389.9
Retained earnings (deficit)                                         (2,170.9)        22.6
Total shareowner's equity                                            2,667.9      5,413.5
Total Liabilities and Shareowner's Equity                        $  13,141.9   $ 17,789.0

The accompanying notes are an integral part of the financial statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents

                                                           1995          1994          1993
Operating Activities
Net income (loss)                                  $   (1,698.6)  $   1,071.9   $    (987.6)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                        1,754.1       1,692.2       1,699.6
   Provision for uncollectible accounts                    76.3          71.5          66.0
   Amortization of investment tax credits                 (42.3)        (60.6)        (65.5)
   Pensions and other postemployment expenses             105.6         175.8         125.1
   Deferred income taxes                                  125.0        (112.2)       (163.8)
   Extraordinary loss, net of tax                       2,819.3           -           153.2
   Cumulative effect of accounting changes,
     net of tax                                             -             -         1,849.4
   Changes in operating assets and liabilities:
     Accounts receivable                                 (194.7)        (80.4)       (176.7)
     Other current assets                                   5.7         (75.5)        (36.9)
     Accounts payable and accrued liabilities            (162.5)        285.5         245.3
   Other - net                                            (22.5)       (192.1)        (83.4)
Total adjustments                                       4,464.0       1,704.2       3,612.3
Net Cash Provided by Operating Activities               2,765.4       2,776.1       2,624.7

Investing Activities
Construction and capital expenditures                  (1,734.4)     (1,656.0)     (1,667.8)
Net Cash Used in Investing Activities                  (1,734.4)     (1,656.0)     (1,667.8)

Financing Activities
   Net change in short-term borrowings with
      original maturities of three months or less           6.3         172.9          38.1
   Issuance of other short-term borrowings                 91.1          35.5          16.0
   Repayment of other short-term borrowings               (91.1)        (40.5)       (137.6)
   Issuance of long-term debt                             595.5           0.9       2,086.1
   Repayment of long-term debt                           (117.3)       (287.6)        (10.7)
   Early extinguishment of debt and related
      call premiums                                      (465.0)          -        (2,190.3)
   Dividends paid                                      (1,138.9)     (1,065.0)       (865.6)
   Net equity received from parent                         85.0          72.0         100.0
Net Cash Used in Financing Activities                  (1,034.4)     (1,111.8)       (964.0)
Net increase (decrease) in cash and cash equivalents       (3.4)          8.3          (7.1)
Cash and cash equivalents beginning of year                46.1          37.8          44.9
Cash and Cash Equivalents End of Year              $       42.7   $      46.1   $      37.8

The accompanying notes are an integral part of the financial statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions

                                                                             Retained
                                                   Common       Paid-in      Earnings
                                                   Stock        Surplus     (Deficit)

Balance, December 31, 1992                     $   6,469.9  $        -    $     621.2

Net income (loss)                                      -             -         (987.6)
Dividend to shareowner                                 -          (862.0)         -
Equity from parent                                     -           100.0          -
Transfer of equity                                (6,468.9)      6,468.9          -

Balance, December 31, 1993                             1.0       5,706.9       (366.4)

Net income                                             -             -        1,071.9
Dividend to shareowner                                 -          (389.0)      (682.9)
Equity from parent                                     -            72.0          -

Balance, December 31, 1994                             1.0       5,389.9         22.6

Net income (loss)                                      -             -       (1,698.6)
Dividend to shareowner                                 -          (637.1)      (494.9)
Equity from parent                                     -            85.0          -

Balance, December 31, 1995                     $       1.0  $    4,837.8  $  (2,170.9)

The accompanying notes are an integral part of the financial statements.


Notes to Financial Statements
Dollars in millions

1.   Summary of Significant Accounting Policies

     Southwestern Bell Telephone Company (Telephone Company) provides telecommunications services to customers in Texas, Missouri, Oklahoma, Kansas and Arkansas. The Telephone Company is a wholly-owned subsidiary of SBC Communications Inc. (SBC).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

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

     Property, plant and equipment is depreciated using straight-line methods over its estimated useful lives, generally ranging from 3 to 50 years. Prior to September 1995, the Telephone Company computed depreciation using certain straight-line methods and rates as prescribed by regulators. In accordance with composite group depreciation methodology, when a portion of the Telephone Company's depreciable property, plant and equipment is retired in the ordinary course of business, the gross book value is charged to accumulated depreciation.

2.   Discontinuance of Regulatory Accounting

     In September 1995, the Telephone Company discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation,"
     (FAS 71). FAS 71 requires depreciation of telephone plant using lives set by regulators which are generally longer than those established by unregulated companies, and deferral of certain costs and obligations based on regulatory actions (regulatory assets and liabilities). As a result of the adoption of price-based regulation for most of the Telephone Company's revenues and the acceleration of competition in the telecommunications market, management determined that the Telephone Company no longer met the criteria for application of FAS 71.

     Upon discontinuance of FAS 71, the Telephone Company recorded a non-cash, extraordinary charge to net income of $2,819.3 (after a net deferred tax benefit of $1,764.0). This charge is comprised of an after-tax charge of $2,897.3 to reduce the net carrying value of telephone plant, partially offset by an after-tax benefit of $78.0 for the elimination of net regulatory liabilities. The components of the charge are as follows:

                                         Pre-tax      After-tax

   Increase telephone plant accumulated   $4,657.0   $  2,897.3
   depreciation

   Adjust unamortized investment tax         (40.9)       (25.4)
   credits

   Eliminate tax-related regulatory          (87.5)       (87.5)
   assets and liabilities

   Eliminate other regulatory assets          54.7         34.9

          Total                           $4,583.3   $  2,819.3

     The increase in accumulated depreciation of $4,657.0 reflects the effects of adopting depreciable lives for many of the Telephone Company's plant categories which more closely reflect the economic and technological lives of the plant. The adjustment was supported by a discounted cash flow analysis which estimated amounts of telephone plant that may not be recoverable from future discounted cash flows. This analysis included consideration of the effects of anticipated competition and technological changes on plant lives and revenues. The adjustment also included elimination of accumulated depreciation deficiencies recognized by regulators and amortized as part of depreciation expense.

     Following is a comparison of new lives to those prescribed by regulators for selected plant categories:

                                        Average Lives (in Years)
                                        Regulator-   Estimated
                                        Prescribed    Economic

  Digital switch                            17           11
  Digital circuit                           12            7
  Copper cable                              24           18
  Fiber cable                               27           20
  Conduit                                   57           50

     The increase in accumulated depreciation also includes an adjustment of approximately $450 to fully depreciate analog switching equipment scheduled for replacement. Remaining analog switching equipment will be depreciated using an average remaining life of four years.

     Investment tax credits have historically been deferred and amortized over the estimated lives of the related plant. The adjustment to unamortized investment tax credits reflects the shortening of those plant lives discussed above. Regulatory assets and liabilities are related primarily to accounting policies used by regulators in the ratemaking process which are different from those used by non-regulated companies, predominantly in the accounting for income taxes and deferred compensated absences. These items are required to be eliminated with the discontinuance of accounting under FAS 71.

     Additionally, in September 1995, the Telephone Company began accounting for interest on funds borrowed to finance construction as an increase in property, plant and equipment and a reduction of interest expense. Under the provisions of FAS 71, the Telephone Company accounted for a capitalization of both interest and equity costs allowed by regulators during periods of construction as other income and as an addition to the cost of plant constructed.

3.   Property, Plant and Equipment

     Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:
                                            1995             1994
Property, plant and equipment

     In service                      $    27,763.6    $ 26,731.6

     Under construction                      245.1         231.5

                                          28,008.7      26,963.1

Accumulated depreciation and             (16,881.3)    (11,227.1)
amortization

Property, plant and equipment--net   $    11,127.4    $ 15,736.0

     The Telephone Company's depreciation expense as a percentage of average depreciable plant was 6.5% for 1995 and 1994 and 6.7% for 1993.

     Certain facilities and equipment used in operations are under operating or capital leases. Rental expenses under operating leases for 1995, 1994 and 1993 were $77.7, $76.8 and $68.3, respectively. At December 31, 1995, the future minimum rental payments under noncancelable operating leases for the years 1996 through 2000 were $27.7, $23.1, $13.6, $33.5 and $7.5, respectively, and $8.2 thereafter. Capital leases were not significant.

4.   Debt

     Long-term debt, including interest rates and maturities, is summarized as follows at December 31:
                                             1995               1994
Debentures
   4.50%-5.88% 1995-2006              $     600.0       $      700.0
   6.12%-6.88% 2000-2024                  1,200.0            1,050.0
   7.00%-7.75% 2009-2026                  1,500.0            1,200.0
   8.25%-8.30% 1996-2017                    200.0              650.0
                                          3,500.0            3,600.0
Unamortized discount--net of premium        (30.7)             (31.2)
Total debentures                          3,469.3            3,568.8
Notes
   5.04%-7.67% 1995-2010                    950.5              815.9
Unamortized discount                         (5.4)              (5.2)
Total notes                                 945.1              810.7
Capitalized leases                            3.8                5.8
Total long-term debt, including           4,418.2            4,385.3
 current maturities
Current maturities                         (201.1)            (117.2)
Total long-term debt                  $   4,217.1       $    4,268.1

     During 1995, the Telephone Company refinanced long-term debentures. Costs of $18.2 associated with refinancing are included in other income (expense) - net, with related income tax benefits of $6.8 included in income taxes, in the Telephone Company's Statements of Income.

     During 1993, the Telephone Company recorded an extraordinary loss on the refinancing of long-term debentures of $153.2, net of related income tax benefits of $92.2.

     At December 31, 1995, the aggregate principal amounts of long-term debt scheduled for repayment for the years 1996 through 2000 were $201.1, $120.7, $172.1, $63.7 and $150.1, respectively. As of
     December 31, 1995, the Telephone Company was in compliance with all covenants and conditions of instruments governing its debt.

     Debt maturing within one year consists of the following at
     December 31:
                                              1995        1994

Commercial paper                            $ 549.3     $ 543.0
Current maturities of long-term debt          201.1       117.2
Total                                       $ 750.4     $ 660.2


     The weighted average interest rate on commercial paper debt at December 31, 1995 and 1994 was 5.7% and 6.0%, respectively. The Telephone Company has entered into agreements with several banks for lines of credit totaling $410.0, all of which may be used to support commercial paper borrowings. The majority of these lines are on an informal basis with interest rates determined at time of borrowing. There were no borrowings outstanding under these lines of credit at December 31, 1995.

5.   Financial Instruments

     The carrying amounts and estimated fair values of the Telephone Company's long-term debt, including current maturities, are summarized as follows at December 31:
                            1995                    1994
                    Carrying      Fair      Carrying     Fair
                     Amount      Value       Amount      Value

Debentures         $3,469.3    $3,553.4     $3,568.8     $3,169.3
Notes                 945.1       964.8        810.7        730.2

     The fair values of the debentures were estimated based on quoted market prices. The fair values of the notes were based on discounted cash flows using current interest rates. The carrying amounts of cash and cash equivalents and commercial paper debt approximate fair values.

     The Telephone Company does not hold or issue any financial instruments for trading purposes.

6.   Income Taxes

     The Telephone Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109) effective January 1, 1993. In adopting FAS 109, the Telephone Company adjusted its net deferred income tax liability for all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, computed based on provisions of the enacted tax law. The cumulative effect of adopting FAS 109 as of January 1, 1993 was to decrease net income for 1993 by $8.6. The adoption of FAS 109 had no material effect on pre-tax income for 1993.

     As a result of implementing FAS 109, the Telephone Company recorded a $431.4 net reduction in its deferred tax liability. This reduction was substantially offset by the establishment of a net regulatory liability, resulting in minimal effect on net income for 1993. The net regulatory liability was eliminated with the discontinued application of FAS 71 in September 1995 (see Note 2).

     Significant components of deferred tax liabilities and assets are as follows at December 31:
                                         1995             1994

Depreciation                           $ 1,411.5     $ 2,947.0
Other                                       81.0         122.0
Gross deferred tax liabilities           1,492.5       3,069.0
Employee benefits                        1,151.0       1,101.8
Unamortized investment tax credits         108.3         134.8
Other                                      202.2         288.6
Gross deferred tax assets                1,461.5       1,525.2
Net deferred tax liabilities           $    31.0     $ 1,543.8

     The components of income tax expense are as follows:

                                     1995         1994         1993
Federal
   Current                    $    447.5    $    619.1    $    568.9
   Deferred--net                   105.9        (102.5)       (139.0)
   Amortization of                 (42.3)        (60.6)        (65.5)
    investment tax credits
                                   511.1         456.0         364.4
State and local
   Current                          37.4          67.7          69.6
   Deferred--net                    19.1          (9.7)        (24.8)
                                    56.5          58.0          44.8
Total                         $    567.6    $    514.0    $    409.2

     A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes, extraordinary loss and cumulative effect of changes in accounting principles is as follows:

                                        1995      1994         1993

Taxes computed at federal statutory   $ 590.9   $ 555.1     $  498.5
  rate

Increases (decreases) in taxes
  resulting from:

 Amortization of investment tax
  credits over the life of the plant    (38.8)    (60.6)       (65.5)
  that gave rise to the credits--1995
  net of deferred tax


 Excess deferred taxes due to rate      (24.2)    (34.6)       (43.2)
  change

 Depreciation of telephone plant
  construction costs previously          14.3      18.3         22.5
  deducted for tax purposes--net


 State and local income                  36.7      37.7         29.1
  taxes--net of federal tax benefit

 Other--net                             (11.3)    (1.9)        (32.2)

Total                                 $ 567.6   $ 514.0     $  409.2

7.   Employee Benefits

     Pensions - Substantially all employees of the Telephone Company are covered by noncontributory pension and death benefit plans sponsored by SBC. The pension benefit formula used in the determination of pension cost is based on a flat dollar amount per year of service according to job classification for nonmanagement employees and a stated percentage of adjusted career income for management employees.

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

     Significant assumptions used by SBC in developing pension
     information include:
                                        1995      1994      1993

Discount rate for determining          7.25%     7.5%       7.25%
projected benefit obligation

Long-term rate of return on plan       8.0%      8.0%       8.0%
assets

Composite rate of compensation         4.6%      4.6%       4.6%
increase

     Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," requires certain disclosures to be made of components of net periodic pension cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheets. Since the funded status of plan assets and obligations relates to the plans as a whole, which are sponsored by SBC, this information is not presented for the Telephone Company. The Telephone Company recognized pension cost for 1995, 1994 and 1993 of $104.2, $79.6 and $21.6, respectively.
     As of December 31, 1995, the amount of the Telephone Company's cumulative amount of pension cost recognized in excess of its cumulative contributions made to the trust was $52.8. As of December 31, 1994, the amount of the Telephone Company's cumulative contributions made to the pension trust in excess of its cumulative amount of pension cost recognized was $51.4.

     Postretirement Benefits - The Telephone Company provides certain medical, dental and life insurance benefits to substantially all retired employees. Effective January 1, 1993, the Telephone Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106), which requires accrual of actuarially determined postretirement benefit costs as active employees earn these benefits. Prior to the adoption of FAS 106, the Telephone Company expensed retiree medical benefits when claims were incurred.

     In implementing FAS 106, the Telephone Company immediately recognized an accumulated obligation for postretirement benefits (transition obligation) in the amount of $2,756.9 and a related deferred income tax benefit of $976.2. The resulting charge to net income of $1,780.7 is included in the cumulative effect of changes in accounting principles in the 1993 Statement of Income.

     SBC maintains collectively bargained Voluntary Employee Beneficiary Association (CBVEBA) trusts to fund postretirement benefits.
     During 1995 and 1994, the Telephone Company contributed $147.0 and $130.6, respectively, into the CBVEBA trusts to be ultimately used for the payment of postretirement benefits. The Telephone Company also funds postretirement life insurance benefits at an actuarially determined rate. Assets consist principally of stocks and U.S. government and corporate bonds.

     FAS 106 requires certain disclosures to be made of components of net periodic postretirement benefit cost and a reconciliation of the funded status of the plans to amounts reported in the balance sheets. Since the funded status of assets and obligations relates to the plans as a whole, this information is not presented for the Telephone Company. The Telephone Company recognized postretirement benefit cost for 1995, 1994 and 1993 of $209.3, $224.1 and $238.8 respectively. At December 31, 1995 and 1994, the amount included in the Balance Sheets for accrued postretirement benefit obligation was $2,632.8 and $2,692.7 respectively. Significant assumptions for the discount rate, long-term rate of return on plan assets and composite rate of compensation increase used by SBC in developing the accumulated postretirement benefit were the same as those used in developing the pension information.

     The assumed medical cost trend rate in 1996 is 9.5%, decreasing gradually to 5.5% in 2004, prior to adjustment for cost-sharing provisions of the plan for active and certain recently retired employees. The assumed dental cost trend rate in 1996 is 6.5%, reducing to 5.0% in 2002. Raising the annual medical and dental cost trend rates by one percentage point increases the net periodic postretirement benefit cost for the year ended December 31, 1995 by approximately 7.3%.

     Postemployment Benefits - Under its benefit plans, the Telephone Company provides employees varying levels of severance pay, disability pay, workers' compensation and medical benefits under specified circumstances. Effective January 1, 1993, the Telephone Company adopted Statement of Financial Accounting Standards
     No. 112, "Employers' Accounting for Postemployment Benefits"
     (FAS 112), which requires accrual of these postemployment benefits at the occurrence of an event that renders an employee inactive or, if the benefits ratably vest, over the vesting period. These expenses were previously recognized as the claims were incurred. A charge to net income of $60.1, after a deferred tax benefit of $32.9, is included in the cumulative effect of changes in accounting principles in the 1993 Statement of Income. FAS 112 has not materially affected postemployment benefit expense.

     Savings Plans - Substantially all employees are eligible to participate in contributory savings plans sponsored by SBC. Under the savings plans, the Telephone Company matches a stated percentage of eligible employee contributions, subject to a specified ceiling.

     The Telephone Company's match of employee contributions to the savings plans is fulfilled with SBC's shares of stock allocated from two Employee Stock Ownership Plans and with purchases of SBC's stock in the open market. The costs relating to these savings plans were $32.0, $37.1 and $43.5 in 1995, 1994 and 1993, respectively.

8.   Additional Financial Information

                                                 December 31,
Balance Sheets                                  1995       1994


Accounts payable and accrued
liabilities
 Accounts payable                                $ 829.2     $ 856.5
 Accrued taxes                                     258.0       292.4
 Advance billing and customer                      249.4       237.3
   deposits
 Compensated future absences                       178.0       170.4
 Accrued interest                                   80.6        85.2
 Accrued payroll                                    88.3        91.7
 Other                                             606.3       706.6
Total                                          $ 2,289.8   $ 2,440.1

Statements of Income                 1995          1994        1993
Interest expense incurred         $ 344.3        $ 357.9     $ 385.2
Capitalized interest                 (4.9)           -           -
Total interest expense            $ 339.4        $ 357.9     $ 385.2
Allowance for funds used
 during construction              $  10.6        $  18.6     $  20.7

Statements of Cash Flows             1995          1994        1993
Cash paid during the year for:
 Interest                         $ 344.1        $ 359.5     $ 389.6
 Income taxes                     $ 510.0        $ 740.8     $ 477.8

     Approximately 13% in 1995, 14% in 1994 and 15% in 1993 of the Telephone Company's revenues were from services provided to AT&T Corp. No other customer accounted for more than 10% of total revenues.

     Approximately 76% of the Telephone Company's employees are represented by the Communications Workers of America (CWA). A three-year contract was negotiated between the CWA and the Telephone Company, which became effective in August 1995. This contract will be subject to renegotiation in mid-1998.

9.   Quarterly Financial Information (Unaudited)

Calendar      Total Operating
 Quarter         Revenues       Operating Income    Net Income (Loss)

             1995       1994     1995     1994        1995      1994

First      $2,163.2   $2,041.7 $  539.3 $  489.0   $   300.3  $  272.1

Second      2,226.4    2,093.6    544.9    513.2       307.0     282.5

Third (1)   2,262.5    2,125.5    550.5    495.7    (2,513.8)    278.5

Fourth (2)  2,285.6    2,186.9    400.0    448.9       207.9     238.8

Annual (1) $8,937.7   $8,447.7 $2,034.7 $1,946.8   $(1,698.6) $1,071.9


(1) 1995 Net Loss reflects an extraordinary loss of $2,819.3 from discontinuance of regulatory accounting.

(2) 1995 Operating Income reflects $92.7 in selling, general and administrative expenses associated with a strategic realignment of functions. These expenses include postemployment benefits for employees arising from the consolidation of operations within the five-state area, streamlining support and administrative functions and integrating financial systems.

 1995 Net Income reflects after-tax charges of $57.8 for the strategic realignment of functions and $11.4 for refinancing of debt.



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

   (2) Financial Statement Schedules Covered by Report of Independent
        Auditors:
        II - Valuation and Qualifying Accounts

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


                              SOUTHWESTERN BELL TELEPHONE COMPANY
                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  Allowance for Uncollectibles
                                      Dollars in Millions

             COL. A                 COL. B            COL. C              COL. D     COL. E
                                                      Additions
                                                  (1)          (2)
                                                             Charged
                                  Balance at    Charged     to Other                 Balance
                                  Beginning    to Costs     Accounts    Deductions  at End of
          Description             of Period       and       -Note (a)   -Note (b)     Period
                                               Expenses
Year 1995                          $ 15.2     83.4          25.4           108.5       $ 15.5
Year 1994                          $ 14.2     84.1          30.9           114.0       $ 15.2
Year 1993                          $ 11.3     66.0          35.1            98.2       $ 14.2













(a) Amounts previously written off which were credited directly to this account when recovered.

(b)    Amounts written off as uncollectible.


                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the
12th day of March, 1996.

                          SOUTHWESTERN BELL TELEPHONE COMPANY



                                               By  /s/ Richard G. Lindner
                                                (Richard G. Lindner
                                                 Vice President-Chief Financial
                                                 Officer and Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
   Edward A. Mueller*
   President and Chief
   Executive Officer

Principal Financial and
 Accounting Officer:
   Richard G. Lindner
   Vice President-Chief Financial
   Officer and Treasurer
                                      /s/ Richard G. Lindner
Directors:                            (Richard G. Lindner, as attorney-in-fact
                                       and on his own behalf as Principal
Royce S. Caldwell*                     Financial Officer and Principal
Cassandra C. Carr*                     Accounting Officer)
William E. Dreyer*
James D. Ellis*                        March 12, 1996
Donald E. Kiernan*
Edward A. Mueller*








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