Form 10-Q
period 1996-03-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1996-05-07
CIK 92476

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549



(Mark One)

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

              For the period ended March 31, 1996

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

SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
                                               Three months ended
                                                    March 31,
                                                  1996      1995
Operating Revenues
Local service                                $ 1,120.8 $ 1,037.2
Network access                                   804.0     743.3
Long-distance service                            216.6     205.7
Other                                            203.6     177.0
Total operating revenues                       2,345.0   2,163.2

Operating Expenses
Cost of services and products                    720.7     662.9
Selling, general and administrative              543.6     521.9
Depreciation and amortization                    440.0     439.1
Total operating expenses                       1,704.3   1,623.9
Operating Income                                 640.7     539.3

Other Income (Expense)
Interest expense                                 (82.7)    (85.5)
Other income - net                                 1.0       1.0
Total other income (expense)                     (81.7)    (84.5)

Income Before Income Taxes                       559.0     454.8

Income Taxes
Federal                                          184.8     137.1
State and local                                   23.4      17.4
Total income taxes                               208.2     154.5

Net Income                                   $   350.8 $   300.3

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
BALANCE SHEETS
Dollars in millions
                                                     March 31,    December 31,
                                                          1996           1995
Assets                                             (Unaudited)
Current Assets
Cash and cash equivalents                          $      58.8    $      42.7
Accounts receivable - net of allowances
for uncollectibles of $15.5 and $15.5                  1,507.2        1,509.2
Material and supplies                                     93.4          130.6
Deferred charges                                          39.8           31.9
Deferred income taxes                                    109.8          143.3
Prepaid expenses and other current assets                200.5           81.4
Total current assets                                   2,009.5        1,939.1
Property, Plant and Equipment - at cost               28,460.4       28,008.7
  Less: Accumulated depreciation and amortization     17,196.6       16,881.3
Property, Plant and Equipment - Net                   11,263.8       11,127.4
Other Assets                                              36.6           75.4
Total Assets                                        $ 13,309.9     $ 13,141.9

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                       $    978.4     $    750.4
Accounts payable and accrued liabilities               2,180.6        2,289.8
Total current liabilities                              3,159.0        3,040.2
Long-Term Debt                                         4,217.6        4,217.1

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                    190.3          174.3
Postemployment benefit obligation                      2,648.4        2,656.7
Unamortized investment tax credits                       278.3          286.0
Other noncurrent liabilities                             136.2           99.7
Total deferred credits and other noncurrent
 liabilities                                           3,253.2        3,216.7

Shareowner's Equity
Common stock - one share, no par value                     1.0            1.0
Paid-in surplus                                        4,499.2        4,837.8
Retained earnings (deficit)                           (1,820.1)      (2,170.9)
Total shareowner's equity                              2,680.1        2,667.9
Total Liabilities and Shareowner's Equity           $ 13,309.9     $ 13,141.9

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                    Three months ended
                                                         March 31,
                                                      1996        1995
Operating Activities
Net income                                         $ 350.8     $ 300.3
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                     440.0       439.1
   Provision for uncollectible accounts               18.5        15.8
   Amortization of investment tax credits             (7.7)      (11.9)
   Pensions and other postemployment expenses         18.7      (103.9)
   Deferred income taxes                              49.6        40.8
   Other - net                                      (224.0)     (223.3)
Total adjustments                                    295.1       156.6
Net Cash Provided by Operating Activities            645.9       456.9

Investing Activities
Construction and capital expenditures               (518.8)     (352.2)
Net Cash Used in Investing Activities               (518.8)     (352.2)

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                  139.1       241.3
Issuance of other short-term borrowings               88.8         -
Issuance of long-term debt                             0.1         -
Repayment of long-term debt                           (0.5)       (0.4)
Dividends paid                                      (338.5)     (293.2)
Equity returned to parent                              -         (72.0)
Net Cash Used in Financing Activities               (111.0)     (124.3)
Net increase (decrease) in cash and cash equivalents  16.1       (19.6)
Cash and cash equivalents beginning of year           42.7        46.1
Cash and Cash Equivalents End of Period            $  58.8     $  26.5

Cash paid during the three months ended March 31 for:
     Interest                                      $  73.3    $  86.3
     Income taxes                                  $  65.4    $ 102.9

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
                                                                   Retained
                                           Common     Paid-in      Earnings
                                            Stock     Surplus      (Deficit)
Balance, December 31, 1994                  $  1.0   $  5,389.9    $    22.6
Net income                                     -           -           300.3
Dividend to shareowner                         -        (188.1)        (98.3)
Equity returned to parent                      -         (72.0)          -
Balance, March 31, 1995                     $  1.0   $  5,129.8    $   224.6


Balance, December 31, 1995                  $  1.0   $  4,837.8    $ (2,170.9)
Net income                                     -            -           350.8
Dividend to shareowner                         -         (338.6)          -
Balance, March 31, 1996                     $  1.0   $  4,499.2    $ (1,820.1)

See Notes to Financial Statements.

                                * * * *


SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:          1996          1995

  Return on weighted average total capital* . . . .      21.70%        14.34%
  Debt ratio *  . . . . . . . . . . . . . . . . . .      65.97%        49.12%
  Network access lines in service (000)   . . . . .      14,466        13,794
  Access minutes of use (000,000) . . . . . . . . .      14,048        12,678
  Long-distance messages billed (000) . . . . . . .     243,034       243,792
  Number of employees . . . . . . . . . . . . . . .      48,170        48,280


* 1996 reflects the impact of the 1995 third quarter extraordinary loss from discontinuance of regulatory accounting on shareowner's equity.



SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION - Southwestern Bell Telephone Company (Telephone Company) is a wholly-owned subsidiary of SBC Communications Inc. (SBC). The financial statements have been prepared by the Telephone Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1995 Annual Report on Form 10-K. Effective September 1995, the Telephone Company discontinued its application of Statement of Financial Accounting Standards
  No. 71, "Accounting for the Effects of Certain Types of
  Regulation."

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Southwestern Bell Telephone Company (Telephone Company) reported net income of $350.8 for the first quarter of 1996. Financial results for the first quarters of 1996 and 1995 are summarized as follows:

                                    First Quarter        Percent
                                                        Change

                                                        1996 vs.
                                  1996       1995        1995

Operating revenues            $ 2,345.0   $ 2,163.2    8.4%
Operating expenses            $ 1,704.3   $ 1,623.9    5.0%
Net income                    $   350.8     $ 300.3   16.8%

The primary factor contributing to the increase in net income during the first quarter of 1996 was growth in demand for services and products.

The Telephone Company's operating revenues in the first quarter of 1996 increased $181.8, or 8.4%, over the first quarter of 1995. Components of operating revenues for the first quarters of 1996 and 1995 are as follows:

                                    First Quarter        Percent
                                                        Change

                                                        1996 vs.
                                   1996       1995       1995

Local service                   $ 1,120.8  $ 1,037.2    8.1%
Network access
   Interstate                     533.6      497.4      7.3%
   Intrastate                     270.4      245.9      10.0%

Long-distance service             216.6      205.7      5.3%

Other                             203.6      177.0      15.0%

     Total                      $ 2,345.0  $ 2,163.2    8.4%


     Local service revenues increased in the first quarter of 1996 due primarily to increases in demand, including 4.9% growth in the number of access lines since March 31, 1995, and increased demand for enhanced services, including Caller ID. Approximately 29% of access line growth was due to sales of additional access lines to existing residential customers. Results for the first quarter of 1995 were negatively impacted by accruals for revenue sharing under the previous regulatory plan that was in effect through August 1995 in Texas.

     Interstate network access revenues increased in the first quarter of 1996 due primarily to an increase in demand for access services. Growth in revenues from end user charges attributable to an increasing access line base also contributed to the increase.

     Intrastate network access revenues increased in the first quarter of 1996 due primarily to increases in demand, including usage by alternative intraLATA toll carriers.

     Long-distance service revenues increased in the first quarter of 1996 due to the inclusion in 1995 of accruals for rate reductions relating to an appealed 1992 rate order in Oklahoma. The settlement of the appeals in October 1995 eliminated the need for these accruals. Excluding the effect of these accruals, long-distance service revenues in the first quarter of 1996 decreased due to the continuing impact of competition. However, long-distance service message volumes in the first quarter of 1996 were relatively unchanged from the first quarter of 1995, as competition-related decreases were mostly offset by the higher message volumes caused by optional calling plans.

     Other operating revenues consist of the Telephone Company's non-regulated services and products, billing and collection services performed for interexchange carriers and other miscellaneous revenues. Other operating revenues increased in the first quarter of 1996 due primarily to increased demand for the Telephone Company's non-regulated services and products, including Caller ID equipment.

The Telephone Company's operating expenses in the first quarter of 1996 increased $80.4, or 5.0%, over the first quarter of 1995.
Components of operating expenses for the first quarters of 1996 and 1995 are as follows:

                                    First Quarter      Percent
                                                       Change

                                                       1996 vs.
                                      1996     1995     1995

Cost of services and products     $ 720.7    $ 662.9     8.7%

Selling, general and                543.6      521.9     4.2%
administrative

Depreciation and amortization       440.0      439.1     0.2%

  Total                         $ 1,704.3   $ 1,623.9    5.0%


     Cost of services and products increased for the first quarter of 1996 due primarily to demand related increases, largely in the form of increases in materials, contract services and annual compensation increases.

     Selling, general and administrative expenses increased in the first quarter of 1996 due to higher operating taxes, including the new Texas Infrastructure Fund established as part of legislation that became effective in September 1995.

Income taxes increased $53.7, or 34.8%, in the first quarter of 1996 due to higher earnings and the effect on taxes of the discontinuance of regulatory accounting in the third quarter of 1995.



OPERATING ENVIRONMENT AND TRENDS OF THE BUSINES

REGULATORY ENVIRONMENT

Telecommunications Reform Legislation Both the Missouri and Kansas legislatures recently passed bills designed to reform state telecommunications regulation and facilitate implementation of the federal Telecommunications Act of 1996 (the Act). A further description of the Act is contained in the Telephone Company's 1995 annual report on Form 10-K. Both bills would replace rate of return regulation with forms of price cap regulation. Basic local rates will be capped at their current levels for four years in Missouri and three years in Kansas.

The Missouri bill provides for pricing flexibility and is designed to provide equal regulation for all competitors with the potential for price deregulation after five years unless the Missouri Public Service Commission finds that "effective competition" does not exist.

The Kansas bill provides for reduced regulation, including the possibility for price deregulation if the Kansas Corporation Commission finds that an alternative provider of comparable telecommunications services exists. Other provisions of the bill include a revenue neutral rate rebalancing between intrastate access charges and local service rates. This rebalancing is designed to lower intrastate long-distance rates, making them more comparable to interstate rates.



PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 12 Computation of Ratios of Earnings to Fixed
               Charges.

    Exhibit 27 Financial Data Schedule.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the first quarter ended March 31, 1996.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Southwestern Bell Telephone Company




May 7, 1996                     /s/ Richard G. Lindner
                                Richard G. Lindner
                                Vice President-Chief Financial
                                   Officer and Treasurer (Principal
                                   Accounting/Financial Officer)