Form 10-Q
period 1996-06-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1996-08-07
CIK 92476

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549



(Mark One)

  X         Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

              For the period ended June 30, 1996

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
(Unaudited)

                                            Three months ended            Six months ended
                                                  June 30,                     June 30,
                                               1996        1995            1996       1995
Operating Revenues
Local service                             $ 1,171.6   $ 1,070.5       $ 2,292.4  $ 2,107.7
Network access                                803.8       766.6         1,607.8    1,509.9
Long-distance service                         225.8       203.9           442.4      409.6
Other                                         208.8       185.4           412.4      362.4
Total operating revenues                    2,410.0     2,226.4         4,755.0    4,389.6

Operating Expenses
Cost of services and products                 737.5       687.1         1,458.2    1,350.0
Selling, general and administration           593.3       550.5         1,136.9    1,072.4
Depreciation and amortization                 445.2       443.9           885.2      883.0
Total operating expenses                    1,776.0     1,681.5         3,480.3    3,305.4
Operating Income                              634.0       544.9         1,274.7    1,084.2

Other Income (Expense)
Interest expense                              (80.5)      (86.4)         (163.2)    (171.9)
Other income - net                              1.3         3.8             2.3        4.8
Total other income (expense)                  (79.2)      (82.6)         (160.9)    (167.1)

Income Before Income Taxes                    554.8       462.3         1,113.8      917.1


Income Taxes
Federal                                      183.4       139.4           368.2      276.5
State and local                               23.0        15.9            46.4       33.3
Total income taxes                           206.4       155.3           414.6      309.8

Net Income                                $  348.4    $  307.0        $  699.2   $  607.3

See Notes to Financial Statements.




SOUTHWESTERN BELL TELEPHONE COMPANY
BALANCE SHEETS
Dollars in millions
                                                              June 30,        December 31,
                                                                  1996                1995
                                                            (Unaudited)
Assets
Current Assets
Cash and cash equivalents                                   $     62.3          $     42.7
Accounts receivable - net of allowances for uncollectibles
  of $24.6 and $15.5                                           1,559.6             1,509.2
Material and supplies                                             84.2               130.6
Deferred charges                                                  41.9                31.9
Deferred income taxes                                            105.5               143.3
Prepaid expenses and other current assets                        214.1                81.4
Total current assets                                           2,067.6             1,939.1
Property, Plant and Equipment - at cost                       28,757.2            28,008.7
  Less: Accumulated depreciation and amortization             17,391.0            16,881.3
Property, Plant and Equipment - Net                           11,366.2            11,127.4
Other Assets                                                      47.2                75.4
Total Assets                                                $ 13,481.0          $ 13,141.9

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                               $    815.2          $    750.4
Accounts payable and accrued liabilities                       2,302.9             2,289.8
Total current liabilities                                      3,118.1             3,040.2
Long-Term Debt                                                 4,217.9             4,217.1

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                            190.9               174.3
Postemployment benefit obligation                              2,645.5             2,656.7
Unamortized investment tax credits                               270.4               286.0
Other noncurrent liabilities                                     157.1                99.7
Total deferred credits and other noncurrent liabilities        3,263.9             3,216.7

Shareowner's Equity
Common stock - one share, no par value                             1.0                 1.0
Paid-in surplus                                                4,351.8             4,837.8
Retained earnings (deficit)                                   (1,471.7)           (2,170.9)
Total shareowner's equity                                      2,881.1             2,667.9
Total Liabilities and Shareowner's Equity                   $ 13,481.0          $ 13,141.9

See Notes to Financial Statements.




SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)

                                                                   Six months ended
                                                                       June 30,
                                                                 1996             1995
Operating Activities
Net income                                                   $  699.2         $  607.3
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                885.2            883.0
   Provision for uncollectible accounts                          43.8             36.4
   Amortization of investment tax credits                       (15.6)           (23.9)
   Pensions and other postemployment expenses                    55.3            (60.9)
   Deferred income taxes                                         54.4             50.9
   Other - net                                                 (239.4)          (103.8)
Total adjustments                                               783.7            781.7
Net Cash Provided by Operating Activities                     1,482.9          1,389.0

Investing Activities
Construction and capital expenditures                        (1,041.7)          (781.7)
Net Cash Used in Investing Activities                        (1,041.7)          (781.7)

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                             190.0           (135.5)
Issuance of other short-term borrowings                         163.8             60.0
Repayment of other short-term borrowings                        (88.8)             -
Issuance of long-term debt                                        0.2            149.7
Repayment of long-term debt                                    (200.8)           (16.7)
Dividends paid                                                 (686.0)          (592.8)
Equity from (returned to) parent                                200.0            (72.0)
Net Cash Used in Financing Activities                          (421.6)          (607.3)
Net increase in cash and cash equivalents                        19.6              0.0
Cash and cash equivalents beginning of year                      42.7             46.1
Cash and Cash Equivalents End of Period                      $   62.3         $   46.1

Cash paid during the six months ended June 30 for:
     Interest                                                $  164.4         $  170.8
     Income taxes                                            $  238.4         $  197.0

See Notes to Financial Statements.



SOUTHWESTERN BELL TELEPHONE COMPANY
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
                                                                   Retained
                                           Common     Paid-in      Earnings
                                            Stock     Surplus      (Deficit)
Balance, December 31, 1994                  $  1.0   $ 5,389.9     $    22.6
Net income                                     -           -           607.3
Dividend to shareowner                         -        (297.0)       (289.0)
Equity returned to parent                      -         (72.0)          -
Balance, June 30, 1995                      $  1.0   $ 5,020.9     $   340.9


Balance, December 31, 1995                  $  1.0   $  4,837.8    $(2,170.9)
Net income                                     -           -           699.2
Dividend to shareowner                         -        (686.0)          -
Equity from parent                             -         200.0           -
Balance, June 30, 1996                      $  1.0   $ 4,351.8    $ (1,471.7)

See Notes to Financial Statements.

                                * * * *


SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:             1996          1995

  Return on weighted average total capital*  . . .       21.54%        14.48%
  Debt ratio *  . . . . . . . . . . . . . . . . . .      63.60%        48.18%
  Network access lines in service (000)   . . . . .     14,632        13,899
  Access minutes of use (000,000)  . . . . . . . .      28,724        26,145
  Long-distance messages billed (000)  . . . . . .     498,246       497,493
  Number of employees . . . . . . . . . . . . . . .     48,360        48,130


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

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of
Operations
Dollars in millions

RESULTS OF OPERATIONS

Southwestern Bell Telephone Company (Telephone Company) reported net income of $348.4 for the second quarter and $699.2 for the first six months of 1996. Financial results for the second quarters and first six months of 1996 and 1995 are summarized as follows:

                   Second Quarter              Six-Month Period


                1996     1995      Percent      1996       1995    Percent
                                   Change                          Change

Operating   $ 2,410.0  $ 2,226.4    8.2%      $ 4,755.0  $ 4,389.6    8.3%
revenues

Operating   $ 1,776.0  $ 1,681.5    5.6%     $ 3,480.3  $ 3,305.4    5.3%
expenses

Net income  $ 348.4    $ 307.0      13.5%     $ 699.2   $ 607.3     15.1%

The primary factor contributing to the increase in net income during the second quarter and first six months of 1996 was growth in demand for services and products.

The Telephone Company's operating revenues in the second quarter and first six months of 1996 increased $183.6, or 8.2%, and $365.4, or 8.3%, over the second quarter of and first six months of 1995, respectively. Components of operating revenues for the second quarters of 1996 and 1995 are as follows:

                    Second Quarter             Six-Month Period

                1996      1995    Percent        1996      1995         Percent
                                  Change                                Change

Local service $ 1,171.6 $ 1,070.5    9.4%      $ 2,292.4  $ 2,107.7     8.8%

Network
access
   Interstate   530.6     510.8      3.9         1,064.2     1,008.2    5.6

   Intrastate   273.2     255.8      6.8          543.6      501.7     8.4

Long-distance   225.8     203.9      10.7         442.4      409.6     8.0
service

Other           208.8     185.4      12.6         412.4      362.4     13.8

       Total  $ 2,410.0 $ 2,226.4    8.2%     $ 4,755.0   $ 4,389.6    8.3%


     Local service revenues increased in the second quarter and first six months of 1996 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines since
     June 30, 1995 increased by 5.3%, with approximately 29% of access line growth due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 20%.

     Interstate network access revenues increased in the second quarter and first six months of 1996 due primarily to an increase in demand for access services by interexchange carriers. Growth in revenues from end user charges attributable to an increasing access line base also contributed to the increase.

     Intrastate network access revenues increased in the second quarter and first six months of 1996 due primarily to increases in demand, including usage by alternative intraLATA toll carriers.

     Long-distance service revenues increased in the second quarter and first six months of 1996 due to intraLATA toll pool settlements and the inclusion in 1995 of accruals for rate reductions relating to an appealed 1992 rate order in Oklahoma. The settlement of the appeals in October 1995 eliminated the need to continue these accruals. Excluding these items, long-distance service revenues in the second quarter and first six months of 1996 decreased due to the continuing impact of competition from alternative intraLATA toll carriers. However, long-distance service message volumes were relatively unchanged; competition-related decreases in volumes were mostly offset by higher volumes caused by optional calling plans offered by the Telephone Company.

     Other operating revenues consist of the Telephone Company's non-regulated services and products, billing and collection services performed for interexchange carriers and other miscellaneous revenues. Other operating revenues increased in the second quarter and first six months of 1996 due primarily to increased demand for the Telephone Company's non-regulated services and products.

The Telephone Company's operating expenses in the second quarter and first six months of 1996 increased $94.5, or 5.6%, and $174.9, or 5.3%, over the second quarter and first six months of 1995. Components of operating expenses for the second quarters and first six months of 1996 and 1995 are as follows:

                    Second Quarter            Six-Month Period


                  1996    1995    Percent      1996     1995        Percent
                                  Change                            Change
Cost of
services and   $ 737.5   $ 687.1    7.3%      $ 1,458.2   $ 1,350.0  8.0%
products

Selling,
general and      593.3    550.5    7.8         1,136.9    1,072.4   6.0
administrative

Depreciation
and              445.2    443.9    0.3         885.2      883.0   0.2
amortization

 Total         $ 1,776.0  $ 1,681.5  5.6%    $ 3,480.3  $ 3,305.4  5.3%


     Cost of services and products increased for the second quarter and first six months of 1996 due to demand related increases, primarily increases in switching system software license fees, materials and contract services as well as annual compensation increases.

     Selling, general and administrative expenses increased in the second quarter and first six months of 1996 due to higher operating taxes, including the new Texas
     Infrastructure Fund established for use by public institutions in upgrading their communications and computer technology, and higher promotional expenses.

Interest expense decreased $5.9, or 6.8%, and $8.7, or 5.1%, in the second quarter and first six months of 1996 due to lower debt levels and capitalization of interest during construction required by the discontinuance of regulatory accounting in the third quarter of 1995. Under regulatory accounting, the Telephone Company accounted for a capitalization of both interest and equity costs during periods of construction as other income.

Income taxes increased $51.1, or 32.9%, and $104.8, or 33.8%, in the second quarter and first six months of 1996 due to higher earnings and the effect on taxes of the discontinuance of regulatory accounting in the third quarter of 1995.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITION

Texas Local Service Certification Approximately 70 applications for competitive local service certification have been filed by alternative providers with the Texas Public Utility Commission
(TPUC), and more than half have been approved. Among the applicants is Sprint Corporation (Sprint), which has sought to avoid the Texas law's build-out requirements for a competitive local service certificate in the Telephone Company's service area through a request for waiver. Texas state law specifies build-out levels for proposed holders of facilities based certificates of authority, but the TPUC has indicated that it will waive the build-out requirements for Sprint.

Interconnect Agreements SBC has signed several interconnect agreements with companies seeking to provide local service within portions of the Telephone Company's service areas in Texas and Missouri. These agreements are subject to approval by the respective state commissions.

On August 1, 1996, the Federal Communications Commission (FCC) adopted rules concerning implementation of the Local Competition Provisions and other sections of the Telecommunications Act of 1996 and Interconnection between Local Exchange Carriers (LECs) and Commercial Mobile Radio Service Providers. The full text of the order has not yet been made available at the time of this filing. Some of the provisions of these rules were stated to include: establishing a baseline of terms and conditions for all arbitrated agreements, including default interim ceilings and ranges for interconnection agreements, discounts from retail prices for resale and transportation and termination charges; concluding that cellular, PCS, specialized mobile radio and other mobile radio service providers are telecommunications carriers, but not LECs, and, therefore, entitled to reciprocal compensation arrangements for the completion of calls originating with another carrier and may request interconnection with a LEC's network facilities; and, identifying a minimum set of seven network elements which provide technically feasible points of interconnection and requiring incumbent LECs to provide access to those network elements, allowing the requesting carriers to combine such elements as they choose. Nothing in the FCC's order as announced currently alters the collection of access charges paid by an interexchange carrier when the incumbent LEC provides exchange access service either directly or through resale. Separate access charge reform and universal service proceedings will address that issue. Management is not able to assess the effects of these rules on SBC's financial position or results of operations.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 12 Computation of Ratios of Earnings to Fixed
               Charges.

    Exhibit 27 Financial Data Schedule.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the second quarter ended June 30, 1996.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Southwestern Bell Telephone Company




August   6, 1996                /s/ Richard G. Lindner
                                Richard G. Lindner
                                Vice President and Chief Financial
                                 Officer (Principal Accounting/
                                 Financial Officer)