Form 10-Q
period 1996-09-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1996-11-05
CIK 92476

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

X                 Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the period ended September 30, 1996

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


SOUTHWESTERN BELL TELEPHONE COMPANY

STATEMENTS OF INCOME
Dollars in millions
(Unaudited)



                                                                Three months ended            Nine months ended
                                                                September 30,                  September 30,

                                                               1996            1995            1996           1995

Operating Revenues
Local service                                            $   1,202.8     $   1,085.1     $   3,495.2     $  3,192.8
Network access                                                 820.1           780.8         2,427.9        2,290.7
Long-distance service                                          213.7           205.8           656.1          615.4
Other                                                          219.0           190.8           631.4          553.2

Total operating revenues                                     2,455.6         2,262.5         7,210.6        6,652.1


Operating Expenses
Cost of services and products                                  760.0           705.0         2,218.2        2,055.0
Selling, general and administrative                            604.2           564.1         1,741.1        1,636.5
Depreciation and amortization                                  452.1           442.9         1,337.3        1,325.9

Total operating expenses                                     1,816.3         1,712.0         5,296.6        5,017.4

Operating Income                                               639.3           550.5         1,914.0        1,634.7


Other Income (Expense)
Interest expense                                               (79.0)          (85.3)         (242.2)        (257.2)
Other income - net                                               1.7             4.5             4.0            9.3

Total other income (expense)                                   (77.3)          (80.8)         (238.2)        (247.9)


Income Before Income Taxes
  and Extraordinary Loss                                       562.0           469.7         1,675.8        1,386.8


Income Taxes
Federal                                                        186.3           147.6           554.5          424.1
State and local                                                 22.1            16.6            68.5           49.9

Total income taxes                                             208.4           164.2           623.0          474.0


Income Before Extraordinary Loss                               353.6           305.5         1,052.8          912.8
Extraordinary Loss from Discontinuance
  of Regulatory Accounting, net of tax                           -          (2,819.3)            -         (2,819.3)

Net Income (Loss)                                        $     353.6     $  (2,513.8)    $   1,052.8     $ (1,906.5)


See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY

BALANCE SHEETS
Dollars in millions


                                                                         September 30,             December 31,

                                                                                    1996              1995

Assets                                                                            (Unaudited)
Current Assets
Cash and cash equivalents                                                   $          73.8     $         42.7
Accounts receivable - net of allowances for uncollectibles of
  $23.6 and $15.5                                                                   1,622.1            1,509.2
Material and supplies                                                                  79.9              130.6
Deferred charges                                                                       40.0               31.9
Deferred income taxes                                                                 102.3              143.3
Prepaid expenses and other current assets                                             266.9               81.4

Total current assets                                                                2,185.0            1,939.1

Property, Plant and Equipment - at cost                                            29,033.4           28,008.7
  Less: Accumulated depreciation and amortization                                  17,500.9           16,881.3

Property, Plant and Equipment - Net                                                11,532.5           11,127.4

Other Assets                                                                           40.8               75.4

Total Assets                                                                $      13,758.3     $     13,141.9

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                                               $       1,065.6     $        750.4
Accounts payable and accrued liabilities                                            2,323.8            2,289.8

Total current liabilities                                                           3,389.4            3,040.2

Long-Term Debt                                                                      4,192.8            4,217.1


Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                                                 194.6              174.3
Postemployment benefit obligation                                                   2,654.9            2,656.7
Unamortized investment tax credits                                                    262.6              286.0
Other noncurrent liabilities                                                          182.6               99.7

Total deferred credits and other noncurrent liabilities                             3,294.7            3,216.7


Shareowner's Equity
Common stock - one share, no par value                                                  1.0                1.0
Paid-in surplus                                                                     3,998.5            4,837.8
Retained earnings (deficit)                                                        (1,118.1)          (2,170.9)

Total shareowner's equity                                                           2,881.4            2,667.9

Total Liabilities and Shareowner's Equity                                   $      13,758.3     $     13,141.9


See Notes to Financial Statements.



SOUTHWESTERN BELL TELEPHONE COMPANY

STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)


                                                                              Nine months ended
                                                                                 September 30,

                                                                                  1996               1995

Operating Activities
Net income (loss)                                                        $   1,052.8      $   (1,906.5)
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                             1,337.3           1,325.9
   Provision for uncollectible accounts                                         70.6              58.5
   Amortization of investment tax credits                                      (23.4)            (34.4)
   Pensions and other postemployment expenses                                  101.3             (17.8)
   Deferred income taxes                                                        61.3              52.7
   Extraordinary loss, net of tax                                                -             2,819.3
   Other - net                                                                (389.9)           (249.2)

Total adjustments                                                            1,157.2           3,955.0

Net Cash Provided by Operating Activities                                    2,210.0           2,048.5


Investing Activities

Construction and capital expenditures                                       (1,629.0)         (1,237.7)

Net Cash Used in Investing Activities                                       (1,629.0)         (1,237.7)


Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                                            295.6             (12.8)
Issuance of other short-term borrowings                                        208.8              91.1
Repayment of other short-term borrowings                                       (88.8)            (60.0)
Issuance of long-term debt                                                      74.8             149.7
Repayment of long-term debt                                                   (201.1)           (117.0)
Dividends paid                                                              (1,039.2)           (885.4)
Net equity from parent                                                         200.0              28.0

Net Cash Used in Financing Activities                                         (549.9)           (806.4)

Net increase in cash and cash equivalents                                       31.1               4.4

Cash and cash equivalents beginning of year                                     42.7              46.1

Cash and Cash Equivalents End of Period                                  $      73.8   $          50.5


Cash paid during the nine months ended September 30 for:
     Interest                                                            $     237.2      $      255.1
     Income taxes                                                        $     498.4      $      392.2

See Notes to Financial Statements.



SOUTHWESTERN BELL TELEPHONE COMPANY

STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)


                                                                                             Retained
                                                              Common      Paid-in          Earnings
                                                               Stock        Surplus         (Deficit)

Balance, December 31, 1994                                $     1.0  $      5,389.9      $       22.6
Net income                                                      -               -            (1,906.5)
Dividend to shareowner                                          -            (383.7)           (494.9)
Net equity from parent                                          -              28.0               -

Balance, September 30, 1995                               $     1.0     $   5,034.2      $   (2,378.8)



Balance, December 31, 1995                                $     1.0     $   4,837.8      $   (2,170.9)
Net income                                                      -               -             1,052.8
Dividend to shareowner                                          -          (1,039.2)              -
Net equity from parent                                          -             200.0               -

Balance, September 30, 1996                               $     1.0     $   3,998.6      $   (1,118.1)


See Notes to Financial Statements.

                              * * * *


SELECTED FINANCIAL AND OPERATING DATA

At September 30, or for the nine months then ended:                        1996              1995

  Return on weighted average total capital*  . . . . . . . . .           21.55%            14.98%
  Debt ratio *  . . . . . . . . . . . . . . . . . . . . . . .            64.60%            65.22%
  Network access lines in service (000)   . . . . . . . . . .            14,799            14,074
  Access minutes of use (000,000)  . . . . . . . . . . . . . .           43,587            39,854
  Long-distance messages billed (000)  . . . . . . . . . . . .          753,004           751,405
  Number of employees . . . . . . . . . . . . . . . . . . . .            48,280            47,960


* Reflects the impact of the 1995 third quarter extraordinary loss from discontinuance of regulatory accounting on shareowner's equity.

SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions


1.BASIS OF PRESENTATION - Southwestern Bell Telephone Company (Telephone
  Company) is a wholly-owned subsidiary of SBC Communications Inc. (SBC). The financial statements have been prepared by the Telephone Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1995 Annual Report on Form 10-K.

2.EXTRAORDINARY LOSS - Effective September 1995, the Telephone Company discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Upon discontinuance of FAS 71, the Telephone Company recorded a non-cash, extraordinary charge of $2,819.3 (after a deferred tax benefit of $1,764.0). This charge is composed of an after-tax charge of $2,897.3 to reduce the net carrying value of telephone plant, partially offset by an after-tax benefit of $78.0 for the elimination of net regulatory liabilities.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions


RESULTS OF OPERATIONS


Southwestern Bell Telephone Company (Telephone Company) reported net income of $353.6 for the third quarter and $1,052.8 for the first nine months of 1996. Financial results for the third quarters and first nine months of 1996 and 1995 are summarized as follows:


                                  Third Quarter                                   Nine-Month Period

                                                           Percent                                           Percent
                              1996           1995           Change              1996            1995          Change

Operating revenues     $     2,455.6  $     2,262.5          8.5%        $    7,210.6   $    6,652.1           8.4%
Operating expenses     $     1,816.3  $     1,712.0          6.1%        $    5,296.6   $    5,017.4           5.6%
Income before
 extraordinary loss    $       353.6  $       305.5         15.7%        $    1,052.8   $      912.8          15.3%
Extraordinary Loss               -    $    (2,819.3)         -                    -     $   (2,819.3)          -
Net income (loss)      $       353.6  $    (2,513.8)         -           $    1,052.8   $   (1,906.5)          -



The primary factor contributing to the increase in net income during the third quarter and first nine months of 1996 was growth in demand for services and products.

The Telephone Company's operating revenues in the third quarter and first nine months of 1996 increased $193.1, or 8.5%, and $558.5, or 8.4%, over the third quarter and first nine months of 1995. Components of operating revenues for the third quarters and first nine months of 1996 and 1995 are as follows:


                                    Third Quarter                                 Nine-Month Period

                                                             Percent                                        Percent
                                1996            1995          Change            1996           1995          Change

Local service               $ 1,202.8      $ 1,085.1          10.8%         $  3,495.2     $  3,192.8        9.5%
Network access
   Interstate                   537.1          517.7           3.7             1,601.3        1,525.9        4.9
   Intrastate                   283.0          263.1           7.6               826.6          764.8        8.1
Long-distance service           213.7          205.8           3.8               656.1          615.4        6.6
Other                           219.0          190.8          14.8               631.4          553.2       14.1

       Total                $ 2,455.6      $ 2,262.5           8.5%         $  7,210.6     $  6,652.1        8.4%



     Local service revenues increased in the third quarter and first nine months of 1996 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 5.2% since September 30, 1995, with approximately 29% of access line growth due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 22%.

     Interstate network access revenues increased in the third quarter and first nine months of 1996 due primarily to an increase in demand for access services by interexchange carriers. Growth in revenues from end user charges attributable to an increasing access line base also contributed to the increase. Reduced rates under the Federal Communications Commission's
     (FCC) revised price cap plan, which was effective August 1, 1995, partially offset the increases in the third quarter and, to a lesser extent, the first nine months of 1996.

     Intrastate network access revenues increased in the third quarter and first nine months of 1996 due primarily to increases in demand, including usage by alternative intraLATA toll carriers.

     Long-distance service revenues increased in the third quarter and first nine months of 1996 due to intraLATA toll pool settlements and the inclusion in 1995 of accruals for rate reductions relating to an appealed 1992 rate order in Oklahoma. The settlement of the appeals in October 1995 eliminated the need to continue these accruals. Absent these accruals and settlements, long-distance service revenues in the third quarter and first nine months of 1996 decreased due to the continuing impact of price competition from alternative intraLATA toll carriers.
     Competition has had less impact on message volumes, which were relatively unchanged, due to deployment and promotion of optional calling plans.

     Other operating revenues consist of the Telephone Company's non-regulated services and products, billing and collection services performed for interexchange carriers and other miscellaneous revenues. Other operating revenues increased in the third quarter and first nine months of 1996 due primarily to increased demand for the Telephone Company's non-regulated services and products.

The Telephone Company's operating expenses in the third quarter and first nine months of 1996 increased $104.3, or 6.1%, and $279.2, or 5.6%, over the third quarter and first nine months of 1995. Components of operating expenses for the third quarters and first nine months of 1996 and 1995 are as follows:


                                  Third Quarter                                Nine-Month Period

                                                             Percent                                       Percent
                                1996           1995           Change              1996           1995       Change

Cost of services and
  products                  $   760.0      $   705.0           7.8%           $  2,218.2     $  2,055.0      7.9%

Selling, general and
  administrative                604.2          564.1           7.1               1,741.1        1,636.5      6.4

Depreciation and
  amortization                  452.1          442.9           2.1               1,337.3        1,325.9      0.9

  Total                     $ 1,816.3      $ 1,712.0           6.1%           $  5,296.6     $  5,017.4      5.6%



     Cost of services and products increased for the third quarter and first nine months of 1996 due to demand related increases, primarily increases in switching system software license fees, network expansion and maintenance and annual compensation. The nine-month increase was also attributable to demand related increases in materials.

     Selling, general and administrative expenses increased in the third quarter and first nine months of 1996 due to increases in employee-related expenses, including annual compensation and training, and contracted services. Also increasing nine-month results were higher operating taxes, including the 1996 Texas Infrastructure Fund assessments, which for the third quarter were partially offset by decreases in other operating taxes.

Interest expense decreased $6.3, or 7.4%, and $15.0, or 5.8%, in the third quarter and first nine months of 1996 due to lower interest rates on short-term debt and capitalization of interest during construction required by the discontinuance of regulatory accounting in the third quarter of 1995. Under regulatory accounting, the Telephone Company accounted for a capitalization of both interest and equity costs during periods of construction as other income.

Income taxes increased $44.2, or 26.9%, and $149.0, or 31.4%, in the third quarter and first nine months of 1996 due to higher earnings and the effect on taxes of the discontinuance of regulatory accounting in the third quarter of 1995.

Extraordinary Loss - As described in Note 2 to the financial statements, the Telephone Company recorded an extraordinary loss of $2.8 billion from discontinuance of regulatory accounting which included a reduction in plant asset lives in the third quarter of 1995.


OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS


COMPETITION

Federal Legislation - In February 1996, the Telecommunications Act of 1996 (the
Act) was enacted as a comprehensive federal telecommunications law. Among other things, the Act established certain terms and conditions intended to promote competition for the Telephone Company's local exchange services and defined conditions SBC must comply with before being permitted to offer wireline interLATA long-distance service in the Telephone Company's five-state area (Texas, Missouri, Oklahoma, Kansas and Arkansas). SBC may offer this service after obtaining state approval for an interconnection agreement with a predominantly facilities-based competitor serving residential and business customers that complies with a 14 point competitive checklist and FCC approval of SBC's checklist compliance. The Act also directed the FCC to establish rules and regulations to implement the Act, and to preempt specific state law provisions under certain circumstances.

FCC Rules - In August 1996, the FCC adopted rules by which competitors could connect with Local Exchange Carriers' (LEC) networks, including those of the Telephone Company. Some of the provisions of the rules addressed unbundling of network elements, pricing for interconnection and unbundled elements (pricing provisions), and resale of network services. The FCC rules were appealed by numerous parties, including SBC, other LECs, various state regulatory commissions and the National Association of Regulatory Utility Commissioners.

FCC Rules Stayed - On October 15, 1996, the United States Court of Appeals for the Eighth Circuit (Court) issued an order to stay the FCC's pricing provisions and its rules permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements. Other provisions of rules adopted by the FCC in August 1996 to implement the Act remain in effect. The terms of the stay will be in effect pending a review by the Court of the appeal of the FCC rules, beginning in January 1997. The FCC has filed a request to vacate the Court's stay with the United States Supreme Court.

The effects of the FCC rules are dependent on many factors including, but not limited to: the ultimate resolution of the pending appeals; the number and nature of competitors requesting interconnection, unbundling or resale; and the results of the state regulatory commissions' review and handling of related matters within their jurisdictions. Accordingly, an assessment of the impact of the FCC rules on the Telephone Company's business is not possible.

Local Service Certification - Companies wishing to provide competitive local service have filed numerous applications with state commissions throughout the Telephone Company's five-state area, and the commissions of each state have begun approving these applications. The Texas Public Utility Commission (TPUC) has approved the application of Sprint Corporation to be granted a certificate of authority, waiving the build-out requirements specified under state law for facilities-based certificates of authority.

Interconnection Agreements - Companies seeking to connect to the Telephone Company's network and provide local service must enter into interconnection agreements with the Telephone Company, which are then subject to approval by the appropriate state commission. The Telephone Company has entered into agreements in each of its five states, and Texas, Missouri and Oklahoma commissions have approved various agreements. Several companies who have failed to agree on all terms of an interconnection agreement with the Telephone Company have filed for binding arbitration before the state commissions in the five-state area. Only one arbitration has been ruled on to date.

On October 31, 1996, the TPUC announced its ruling in a consolidated arbitration hearing between the Telephone Company and AT&T Corp, MCI Telecommunications Corporation, MFS Communications Company, Inc., Teleport
Communications Group, and American Communications
Services, Inc. The TPUC approved interim interconnection rates to be charged by the Telephone Company as well as certain other terms of interconnection between the parties. Agreements containing these rates and terms must be filed by November 19, 1996 with the TPUC, which has stated it intends to issue its final ruling on the agreements by December 19, 1996. The Telephone Company was also ordered to file revised cost support for the establishment of permanent rates with the TPUC by January 15, 1997, with an anticipated effective date of April 1997.

As a result of these agreements, the Telephone Company expects that in 1997 it will experience local exchange competition from one or more of these providers in selected markets. When these agreements are finalized, SBC intends to use these and all other approved agreements as a part of its application to the FCC to provide interLATA long-distance service in Texas.


SOUTHWESTERN BELL TELEPHONE COMPANY

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits


     Exhibit 12     Computation of Ratios of Earnings to Fixed Charges.

     Exhibit 27     Financial Data Schedule.

(b)  Reports on Form 8-K


    There were no reports on Form 8-K filed during the third quarter ended September 30, 1996.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Southwestern Bell Telephone Company




November 5, 1996                       /s/ Richard G. Lindner

                                       Richard G. Lindner
                                       Vice President and Chief Financial
                                         Officer (Principal Accounting/
                                         Financial Officer)