Form 10-K405
period 1996-12-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1997-03-11
CIK 92476

FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

  X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   For fiscal year ended December 31, 1996

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

                                           TABLE OF CONTENTS




Item                                                                        Page


                                              PART I


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


                                                PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K







*Omitted pursuant to General Instruction J(2).

                                                               PART I

ITEM 1. BUSINESS

GENERAL



Southwestern Bell Telephone Company (Telephone Company) was incorporated in 1882 under the laws of the State of Missouri, and has its principal executive offices at One Bell Center, St. Louis, Missouri 63101-3099 (telephone number 314-235-
9800). The Telephone Company is a wholly-owned subsidiary of SBC Communications Inc. (SBC), which was incorporated under the laws of the State of Delaware in 1983 by AT&T Corp. (AT&T) as one of seven regional holding companies (RHCs) formed to hold AT&T's local telephone companies. AT&T divested SBC by means of a spin-off of stock to its shareowners on January 1, 1984 (divestiture). The divestiture was made pursuant to a consent decree, referred to as the Modification of Final Judgment (MFJ), issued by the United States District Court for the District of Columbia (District Court).

FEDERAL LEGISLATION AND THE MFJ

On February 8, 1996, the Federal Government enacted the Telecommunications Act of 1996 (the Telecom Act), a major, wide-ranging amendment to the Communications Act of 1934.

By its specific terms, the Telecom Act supersedes the jurisdiction of the District Court with regard to activities occurring after the date of enactment. The Federal Communications Commission (FCC) is given authority for all post-enactment conduct, with the District Court retaining jurisdiction of pre-enactment conduct for a five-year period. As a result of these provisions, on April 11, 1996 the District Court issued its Opinion and Order terminating the MFJ and dismissing all pending motions as moot, thereby effectively ending 13 years of RHCs regulation under the MFJ.

Among other things, the Telecom Act defines the conditions which must be met before SBC will be authorized to provide landline interLATA long-distance service throughout the five-state area. Additional information relating to the Telecom Act is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Competition" beginning on page 14 of this report.

BUSINESS OPERATIONS

The Telephone Company's principal services include local, long-distance and network access services, which are provided in the states of Texas, Missouri, Oklahoma, Kansas and Arkansas (five-state area). Local services involve the transport of telecommunications traffic between telephones and other customer premises equipment (CPE) located within the same local service calling area. Local services include: basic local exchange service, certain extended area service, dedicated private line services for voice and special services, directory assistance and various custom calling services. Long-distance services involve the transport of telecommunications traffic between local calling areas within the same LATA (intraLATA). Long-distance services also include other services such as Wide Area Telecommunications Service
(WATS or 800 services) and other special services. Network access services connect a subscriber's telephone or other equipment to the transmission facilities of other carriers which provide long-distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

During the latter half of 1996 and over the course of 1997, the Telephone Company has and will be offering certain services on a "wholesale" basis to competitors, as well as providing elements of the Telephone Company's network on an "unbundled" basis for local competition. These services are being offered as specified by the Telecom Act and state actions and agreements. That legislation and the regulations promulgated by state and federal agencies to implement it will result in the Telephone Company facing increased competition in significant portions of its business. Such increased competition is a prerequisite to SBC's permitted entry into the long-distance business and markets from which it is currently excluded. The precise impact to the Telephone Company's business in 1997 from local exchange competition is impossible to quantify due to the fact state and federal regulations governing such competition are not yet finalized.

The following table sets forth the percentage of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.

                                                                      Percentage of Total
                                                                      Operating Revenues

                                                                    1996            1995            1994

Local service                                                        48%             48%             48%
Network access                                                       33%             34%             34%
Long-distance service                                                 9%              9%             11%


The Telephone Company provides its services over approximately 9.8 million residential and 4.9 million business access lines in the five-state area. During 1996, nearly two-thirds of the Telephone Company's access line growth occurred in Texas.

During 1996, the Telephone Company continued to expand its offering of vertical services throughout its five-state area. Some of these services include
Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

The FCC has certain rules that impact the manner in which the Telephone Company may offer network services for enhanced service providers. Enhanced services are certain services other than basic transmission services. Under these rules, the Telephone Company is permitted to offer enhanced services either on its own or jointly with its affiliates, subject to nonstructural safeguards designed to permit the Telephone Company's competitors to acquire needed network services on a comparably efficient, non-discriminatory basis and to reduce the risk of cross-subsidization. These safeguards include accounting and reporting procedures and Open Network Architecture (ONA) requirements, which represent the Telephone Company's plan to provide equal access to its network to all enhanced service providers. Enhanced services are deregulated at the federal level, and none of the state commissions to which the Telephone Company is subject has asserted jurisdiction over intrastate enhanced services. The nonstructural safeguards are currently being reviewed by the FCC as a result of an October 1994 judicial remand which ruled that the FCC had not adequately explained how ONA would prevent discrimination against competitors. While the outcome cannot be predicted with certainty, it is anticipated that the FCC will reaffirm the nonstructural safeguards.

In December 1996, Southwestern Bell Telecommunications Inc., a wholly-owned subsidiary of SBC which markets business and residential communications equipment, was merged into the Telephone Company. The merger did not and is not expected to have a significant impact on the Telephone Company's results of operations.

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

MAJOR CUSTOMER

Approximately 11% in 1996, 13% in 1995 and 14% in 1994 of the Telephone Company's revenues were from services provided to AT&T. No other customer accounted for more than 10% of total revenues.

COMPETITION

Information relating to competition in the telecommunications industry is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Competition" beginning on page 14 of this report.

RESEARCH AND DEVELOPMENT

The majority of company-sponsored basic and applied research is conducted at Bell Communications Research, Inc. (Bellcore). The Telephone Company owns a one-seventh interest in Bellcore along with the other six RHCs. In November 1996, SBC and the other RHCs announced their agreement to sell their interests in Bellcore to Science Applications International Corporation. Regulatory approvals of the transaction are pending, and if they are received it is expected to close in late 1997. The RHCs will retain the portion of Bellcore that coordinates the Federal Government's telecommunications requirements for national security and emergency preparedness.

Basic and applied research is also conducted at Southwestern Bell Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides technology planning and evaluation services to SBC and its subsidiaries, including the Telephone Company.

EMPLOYEES

As of December 31, 1996, the Telephone Company employed 49,470 persons. Approximately 76% of the employees are represented by the Communications Workers of America (CWA). A three-year contract and a 20-month contract were negotiated between the CWA and the Telephone Company, effective in August 1995 and December 1996. These contracts will be subject to renegotiation in mid-1998.

ITEM 2.  PROPERTIES

The properties of the Telephone Company do not lend themselves to description by character and location of principal units. At December 31, 1996, network access lines represented 44% of the Telephone Company's investment in telephone plant; central office equipment represented 39%; land and buildings represented 9%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 6%; and information origination/termination equipment represented 2%.

ITEM 3.  LEGAL PROCEEDINGS

Six putative class action lawsuits are now pending against the Telephone Company in state and federal courts in Texas, Missouri, Oklahoma and Kansas involving the provision by the Telephone Company of maintenance and trouble diagnosis services relating to telephone inside wire located on customer premises in these states and in Arkansas. The actions allege that the Telephone Company's sales practices in connection with these services violated antitrust, fraud and/or deceptive trade practices statutes and seek unspecified damages together with punitive damages and attorney's fees. The Telephone Company believes it has several meritorious defenses to these claims and is vigorously contesting the allegations. Although the outcomes of these cases are uncertain, management believes that this litigation will not have a material adverse impact on the Telephone Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction J(2).


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.




ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                            At December 31, or for
                                                the year ended
                                                 1996         1995

Return on Weighted Average                      20.99%       14.95%
  Total Capital *
Debt Ratio (debt, including                     64.24%       65.06%
  current maturities, as a
  percentage of total capital)
Network access lines in                         14,955       14,223
  service (000)
Access minutes of use (000,000)                 58,668       53,681
Long-distance messages billed (000,000)            998          988
Number of employees                             49,470       48,180

* Calculated using income before extraordinary loss. The impact of this charge is included in shareowner's equity.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS Dollars in millions

This discussion should be read in conjunction with the financial statements and the accompanying notes.

RESULTS OF OPERATIONS

Summary

Financial results, including percentage changes from the prior year, are summarized as follows:

                                                          Percent Change
                                        1996        1995   1996 vs. 1995


Operating revenues                 $   9,733   $   8,938          8.9%
Operating expenses                 $   7,243   $   6,903          4.9%
Income before extraordinary loss   $   1,369   $   1,120         22.1%
Extraordinary loss                         -   $  (2,819)          -
Net income (loss)                  $   1,369   $  (1,699)          -


The Telephone Company recognized an extraordinary loss in 1995 from the discontinuance of regulatory accounting.

The primary factor contributing to the increase in income before extraordinary loss in 1996 was the growth in demand for services and products, partially offset by increases in operating expenses and income taxes.

Items affecting the comparison of the operating results between 1996 and 1995 are discussed in the following sections.
Operating Revenues

Total operating revenues increased $795, or 8.9%, in 1996. Components of total operating revenues, including percentage changes from the prior year, are as follows:

                                                 Percent Change
                             1996        1995     1996 vs. 1995

Local service           $   4,718   $   4,302           9.7%
Network access
  Interstate                2,145       2,035           5.4
  Intrastate                1,099       1,032           6.5
Long-distance service         883         822           7.4
Other                         888         747          18.9

                        $   9,733   $   8,938           8.9%



   Local Service revenues increased in 1996 due to increases in demand, primarily increases in residential and business access lines and vertical services revenues. Total access lines increased 5.1% in 1996. Nearly two-thirds of the access line growth occurred in Texas, which now has approximately 59% of total access lines. Approximately 29% of access line growth was due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 22%.

   Network Access Interstate network access revenues increased in 1996 due largely to increases in demand for access services by interexchange carriers. Growth in revenues from end user charges, attributable to an increasing access line base, also contributed to the increase. Net rate reductions under the FCC's revised price cap plan, which was effective August 1, 1995, partially offset the increase by approximately $65.

   Intrastate network access revenues increased in 1996 due primarily to increases in demand, including usage by alternative intraLATA toll carriers.

   Long-Distance Service revenues increased in 1996 due to the inclusion in 1995 of intraLATA toll pool settlement payments and accruals for rate reductions relating to an appealed 1992 rate order in Oklahoma. The settlement of the appeals in October 1995 eliminated the need to continue these accruals. Absent these accruals and settlements, long-distance service revenues would have decreased slightly due to the continuing impact of price competition from alternative intraLATA toll carriers. Competition had less impact on message volumes due to the Telephone Company's deployment and promotion of optional long-distance calling plans, which generally result in higher message volumes but lower average revenue per message.
   This message volume trend is not expected to continue, because the Telephone Company plans to emphasize promotions of extended area local service plans.

   Other operating revenues consist of the Telephone Company's non-regulated network services and products, billing and collection services performed for interexchange carriers and other miscellaneous revenues. The increase in 1996 was due primarily to increases in demand for the Telephone Company's nonregulated services and products, including
   Caller ID equipment, computer network services, contract programming and videoconferencing services. In December 1996, Southwestern Bell Telecommunications Inc., a wholly-owned subsidiary of SBC which markets business and residential communications equipment, was merged into the Telephone Company. The inclusion of these equipment sales in other operating revenues subsequent to the merger also contributed to the increase.

Operating Expenses

Total operating expenses increased $340, or 4.9%, in 1996. Components of total operating expenses, including percentage changes from the prior year, are as follows:

                                                               Percent Change
                                           1996        1995     1996 vs. 1995

Cost of services and products         $   3,069   $   2,845           7.9%
Selling, general and administrative       2,379       2,304           3.3
Depreciation and amortization             1,795       1,754           2.3

                                      $   7,243   $   6,903           4.9%



   Cost of Services and Products increased in 1996 due to increases for network expansion and maintenance, employee-related expenses, including compensation and training, and demand-related increases, primarily increases in switching system software license fees.

   Selling, General and Administrative expenses increased in 1996 primarily due to growth-related increases, including increases in operating taxes, which include the Texas Infrastructure Fund assessments, contracted services, employee compensation, advertising and uncollectibles. The comparison of 1996 and 1995 expenses is affected by the inclusion in 1995 of a $93 charge for costs associated with the strategic realignment discussed in Other Business Matters.

   Depreciation and Amortization increased in 1996 due primarily to growth in plant levels and changes in plant composition.

Interest Expense decreased $13, or 3.8%, in 1996 due to lower interest rates on short-term debt and capitalization of interest during construction required by the discontinuance of regulatory accounting in the third quarter of 1995. Under regulatory accounting, the Telephone Company accounted for a capitalization of both interest and equity costs during periods of construction as other income.

Federal Income Tax expense increased $200, or 39.1%, in 1996 primarily due to higher income before income taxes. The elimination of excess deferred taxes and the reduction in the amortization of investment tax credits resulting from the discontinuance of regulatory accounting, as described in Note 2 of the financial statements, also contributed to the increase.

Extraordinary Loss In 1995, the Telephone Company recorded an extraordinary loss of $2.8 billion from the discontinuance of regulatory accounting. The loss included a reduction in the net carrying value of telephone plant partially offset by the elimination of net regulatory liabilities (see Note 2 to the financial statements).

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

Regulatory Environment

The Telephone Company's telecommunications operations are subject to regulation by each of the five states in which it operates for intrastate services and by the FCC for interstate services. Through the end of 1996, the Telephone Company operated under incentive regulation or price caps for various services provided by the Telephone Company. In early 1997, Arkansas enacted legislation establishing incentive regulation for electing companies, replacing a settlement which had expired on December 31, 1996. Under price cap regulation, the Telephone Company is permitted to establish and modify prices, not to exceed the price caps, subject to expedited approval by the governing jurisdiction. Prices for some other services not specifically covered by price caps are also subject to regulatory approval.

The states set intrastate price caps for various periods, depending upon the state. Price caps set by the FCC are adjusted annually for inflation, a productivity offset and certain other changes in costs. The productivity offset is a fixed percentage used to reduce price caps and is designed to encourage increased productivity.

Under the original FCC plan adopted in 1991, the Telephone Company applied a productivity offset of 3.3%, with sharing at various rates of return on investment. The FCC adopted revised price cap rules effective August 1, 1995. The new rules allowed a choice of three new productivity offsets, two of which provide for a sharing of profits with consumers above certain earnings levels. The Telephone Company elected a 5.3% productivity offset with no sharing.

The revised FCC price cap plan was intended to be an interim plan that would be revised in 1996. However, with the passage of the Telecom Act, the FCC is conducting further proceedings to address various pricing and productivity issues, and is performing a broader review of price cap regulation in a competitive environment. Additionally, the FCC will also examine universal service and access charge rules during 1997. The Telecom Act and FCC actions taken to implement provisions of the Telecom Act are discussed further under the heading "Competition".

Following is a summary of significant state regulatory developments.

Texas  The Public Utility Regulatory Act, which became effective in May 1995
(PURA), allows the Telephone Company and other Local Exchange Carriers (LECs) to elect to move from rate of return regulation to price regulation with elimination of earnings sharing. In September 1995, the Telephone Company notified the Texas Public Utility Commission (TPUC) that it elected incentive regulation under the new law. Basic local service rates are capped at existing levels for four years following the election. The TPUC is prohibited from reducing switched access rates charged by LECs to interexchange carriers for the four-year election period.

LECs electing price regulation must commit to network and infrastructure improvement goals, including expansion of digital switching and advanced high-speed services to qualifying public institutions, such as schools, libraries and hospitals, requesting the services. PURA also established an infrastructure grant fund for use by public institutions in upgrading their communications and computer technology. PURA provided for a total fund assessment of $150 annually on all telecommunications providers in Texas for a ten-year period, half of which would be paid by the cellular and wireless industry. The provisions establishing different assessment rates for landline and cellular and wireless service providers were ruled unconstitutional under the Texas constitution in January 1996, and the lower rate was ordered to be applied to both categories of service providers, resulting in less than a $150 annual assessment. Based on this order, the Telephone Company's total annual payment is estimated to be approximately $31 to $35. The 1997 Texas legislative session is considering this issue with the goal of restoring the assessment to its original $150 annual amount. As a result, the Telephone Company's annual payment could increase.

PURA establishes local exchange competition by allowing other companies who desire to provide local exchange services to apply for certification by the TPUC, subject to certain build-out requirements, resale restrictions and minimum service requirements. PURA provides that the Telephone Company will remain the default carrier of "1 plus" intraLATA toll traffic until all LECs are allowed to carry interLATA long-distance.

In 1996, MCI Communications Corporation (MCI) and AT&T Corp. (AT&T) sued the state of Texas, alleging that PURA violates the Texas state constitution, claiming PURA establishes anticompetitive barriers designed to prevent MCI, AT&T and Sprint Corporation (Sprint) from providing local services within Texas. Management is unable to predict the outcome of this proceeding. During 1996, the TPUC approved the application of Sprint to be granted a certificate of authority to provide local service, waiving the build-out requirements specified under state law for facilities-based certificates of authority. AT&T and MCI have also filed petitions with the FCC arguing the build-out requirements should be preempted; they have also requested TPUC grant them similar treatment as Sprint. TPUC has also requested the FCC issue an expedited ruling on whether PURA's build-out requirements are lawful under the Telecom Act.

More than 80 applications to provide competitive local service certification have been approved by the TPUC, with over 30 more applications pending approval. As a result, the Telephone Company expects competition to continue to develop for local service, but the specific financial impacts of this competition cannot be reasonably estimated until all required tariff filings are approved by the TPUC for the Telephone Company and other companies intending to provide local service.

Missouri During 1996, the 1995 Cole County Circuit Court ruling which overturned the August 1994 settlement agreement reached among the Telephone Company, the Missouri Public Service Commission (MPSC) and the Office of Public Counsel (OPC) was upheld on appeal. The practical effect of this decision is to eliminate the prospective commitments under the settlement agreement, including a rate review moratorium and capital investment commitments. The decision has no immediate impact on the Telephone Company's current rates because they were approved by the MPSC in separate proceedings, which were not appealed.

Oklahoma On October 30, 1995, the Oklahoma Corporation Commission (OCC) approved a settlement that resolved pending court appeals of a 1992 rate order. Under the terms of the settlement, the Telephone Company paid a cash settlement of $170 to business and residential customers, and offered discounts with a retail value of $268 for certain Telephone Company services. Previously ordered rate reductions of $100 were lowered to $84, of which $57 had already been implemented. The settlement allowed the remaining $27 in rate reductions to be deferred, with approximately $9 becoming effective in 1996 and the remainder during 1997. The settlement also provides that no overearnings complaint can be filed against the Telephone Company until January 1, 1998. The Telephone Company began accruing for the order in 1992, and the settlement and associated costs had been fully accrued as of the end of the third quarter of 1995.

Competition

Competition continues to expand in the telecommunications industry. Legislation and regulation have increased the opportunities for alternative service providers offering telecommunications services. Technological advances have expanded the types and uses of services and products available. Accordingly, the Telephone Company faces increasing competition in significant portions of its business.

On February 8, 1996, the Telecom Act was enacted into law. The Telecom Act is intended to address various aspects of competition within, and regulation of, the telecommunications industry. The Telecom Act provides that all post-enactment conduct or activities which were subject to the consent decree, referred to as the MFJ, issued at the time of AT&T's divestiture of the Regional Holding Companies (RHCs) are now subject to the provisions of the Telecom Act. Among other things, the Telecom Act also defines conditions SBC must comply with before being permitted to offer interLATA long-distance service within the five-state area and establishes certain terms and conditions intended to promote competition for the Telephone Company's local exchange services. Under terms of the Telecom Act, SBC may immediately offer interLATA long-distance outside the five-state area and over its wireless network both inside and outside the five-state area. Before being permitted to offer landline interLATA long-distance service in any state within the Telephone Company's five-state region, SBC must apply for and obtain state-specific approval from the FCC. The FCC's approval, which involves consultation with the United States Department of Justice, requires favorable determinations that the Telephone Company has entered into interconnection agreement(s) that satisfy a 14-point "competitive checklist" with predominantly facilities based carrier(s) that serve residential and business customers or, alternatively, that the Telephone Company has a statement of terms and conditions effective in that state under which it offers the "competitive checklist" items. The FCC must also make favorable public interest and structural separation determinations. The Telecom Act directed the FCC to establish rules and regulations to implement the Telecom Act, and to preempt specific state law provisions under certain circumstances. The Telecom Act also allows RHCs to provide cable services over their own networks, but sets limits on RHCs acquiring interests in cable television operations in their telephone service areas. It is anticipated that many of the new services and products that SBC is allowed to offer under the Telecom Act will be provided by subsidiaries of SBC other than the Telephone Company.

In April 1996, the United States District Court for the District of Columbia issued its Opinion and Order terminating the MFJ and dismissing all pending motions related to the MFJ as moot. This ruling effectively ended 13 years of RHC regulation under the MFJ.

In August 1996, the FCC issued rules by which competitors could connect with LECs' networks, including those of the Telephone Company. Among other things, the rules addressed unbundling of network elements, pricing for interconnection and unbundled elements (Pricing Provisions), and resale of network services. The FCC rules were appealed by numerous parties, including SBC, other LECs, various state regulatory commissions and the National Association of Regulatory Utility Commissioners.

On October 15, 1996, the United States Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an order to stay the FCC's Pricing Provisions and its rules permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements. The stay provides that it will remain in effect while the Eighth Circuit considers the validity of the rules. Other provisions of rules adopted by the FCC to implement the Telecom Act remain in effect.

The effects of the FCC rules are dependent on many factors including, but not limited to: the ultimate resolution of the pending appeals; the number and nature of competitors requesting interconnection, unbundling or resale; and the results of the state regulatory commissions' review and handling of related matters within their jurisdictions. Accordingly, the Telephone Company is not able to assess the impact of the FCC rules.

Recently enacted and pending state laws and regulations also allow increased competition for local exchange services. Companies wishing to provide competitive local service have filed numerous applications with state commissions throughout the Telephone Company's five-state area, and the commissions of each state have begun approving these applications. Under the Telecom Act, companies seeking to interconnect to the Telephone Company's network and exchange local calls must enter into interconnection agreements with the Telephone Company, which are then subject to approval by the appropriate state commission. Numerous interconnection agreements have been entered into and approved in the Telephone Company's five-state area. Several companies who have failed to agree on all interconnection terms have filed for arbitration before the state commissions.

In October 1996, the TPUC announced its ruling in a consolidated arbitration hearing between the Telephone Company and AT&T, MCI, MFS Communications Company, Inc. (MFS), Teleport Communications Group, and American Communications Services, Inc. The TPUC approved interim interconnection rates to be charged by the Telephone Company as well as certain other terms of interconnection between the parties. Some agreements containing the arbitrated rates and terms have been approved by the TPUC. The Telephone Company also filed revised cost support for the establishment of permanent rates with the TPUC, with an anticipated effective date of April 1997. The Telephone Company has filed suit in state and federal court maintaining that, for various reasons, the arbitration award is unlawful.

In Missouri, the MPSC issued orders on a consolidated arbitration hearing with AT&T and MCI and on selected items with MFS. Among other terms, the orders established discount rates for resale of Telephone Company services and prices for unbundled network elements. The Telephone Company has filed suit in federal court appealing the orders as unlawful.

As a result of the Telecom Act and conforming interconnection agreements, the Telephone Company expects in 1997 it will experience local exchange competition from multiple providers in various markets. SBC intends to use approved agreements in support of its application to the FCC to provide interLATA long-distance service in the Telephone Company's five-state area.

The Telephone Company also faces competition from various local service providers that bypass the local exchange network. Some of these providers have built fiber optic "rings" throughout large metropolitan areas to provide transport services (generally high-speed data) for large business customers and interexchange carriers. Others provide high-usage customers, particularly large businesses, alternative telecommunications links for voice and data, such as private network systems, shared tenant services or private branch exchange (PBX) systems (which are customer-owned and provide internal switching functions without using Telephone Company central office facilities). The extent of the economic incentive to bypass the local exchange network depends upon local exchange prices, access charges, regulatory policy and other factors. End user charges ordered by the FCC are designed in part to mitigate the effect of system bypass.

Competition continues to intensify in the Telephone Company's intraLATA toll markets. Principal competitors are interexchange carriers, which are assigned an access code (e.g., "10XXX") used by their customers to route intraLATA calls through the interexchange carrier's network, and resellers, which sell toll services obtained at bulk rates.

In the future, it is likely that additional competitors will emerge in the telecommunications industry. Cable television companies and electric utilities have expressed an interest in, or already are, providing telecommunications services. As a result of recent and prospective mergers and acquisitions within the industry, SBC may face competition from entities offering both cable TV and telephone services in the Telephone Company's operating territory.
Interexchange carriers have been certified to provide local service, and a number of other major carriers have publicly announced their intent to provide local service in certain markets, some of which are in the Telephone Company's five-state area.

SBC is aggressively representing its interests regarding competition before federal and state regulatory bodies, courts, Congress and state legislatures. SBC will continue to evaluate the increasingly competitive nature of its business to develop appropriate competitive, legislative and regulatory responses.

OTHER BUSINESS MATTERS

Strategic Realignment In July 1995, SBC announced a strategic realignment which positions the company to be a single-source provider of telecommunications services. All of SBC's operations within the five-state area report to one management group, while international operations and domestic operations outside the five-state area report to a separate management group.

In connection with this realignment of functions, in 1995 the Telephone Company recognized $93 in selling, general and administrative expenses. These expenses include postemployment benefits for approximately 2,400 employees throughout SBC arising from the future consolidation of operations within the five-state area, streamlining support and administrative functions and integrating financial systems. Implementation of the realignment has been delayed due to the pending merger of an SBC subsidiary with Pacific Telesis Group. The charge reduced the Telephone Company's net income for 1995 by approximately $58.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        Report of Independent Auditors


The Board of Directors
Southwestern Bell Telephone Company

We have audited the accompanying balance sheets of Southwestern Bell Telephone Company as of December 31, 1996 and 1995, and the related statements of income, shareowner's equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Bell Telephone Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" in 1995.






                                                ERNST & YOUNG LLP

San Antonio, Texas
February 14, 1997

SOUTHWESTERN BELL TELEPHONE COMPANY

STATEMENTS OF INCOME
Dollars in millions


                                                  1996               1995               1994

Operating Revenues
Local service                           $      4,718       $      4,302       $      4,022
Network access                                 3,244              3,067              2,857
Long-distance service                            883                822                904
Other                                            888                747                665

Total operating revenues                       9,733              8,938              8,448


Operating Expenses
Cost of services and products                  3,069              2,845              2,761
Selling, general and administrative            2,379              2,304              2,048
Depreciation and amortization                  1,795              1,754              1,692

Total operating expenses                       7,243              6,903              6,501

Operating Income                               2,490              2,035              1,947


Other Income (Expense)
Interest expense                                (327)              (340)              (358)
Other income (expense) - net                       5                 (7)                (3)

Total other income (expense)                    (322)              (347)              (361)

Income Before Income Taxes and
  Extraordinary Loss                           2,168              1,688              1,586


Income Taxes
Federal                                          711                511                456
State and local                                   88                 57                 58

Total income taxes                               799                568                514

Income Before Extraordinary Loss               1,369              1,120              1,072
Extraordinary Loss from Discontinuance
  of Regulatory Accounting, net of tax             -             (2,819)                 -

Net Income (Loss)                       $      1,369       $     (1,699)      $      1,072


The accompanying notes are an integral part of the financial statements.



SOUTHWESTERN BELL TELEPHONE COMPANY

BALANCE SHEETS
Dollars in millions


                                                                               December 31,

                                                                          1996              1995

Assets
Current Assets
Cash and cash equivalents                                        $         69      $          43
Accounts receivable - net of allowances for uncollectibles of
  $23 and $15                                                           1,674             1,509
Material and supplies                                                     116                131
Deferred charges                                                           35                 32
Deferred income taxes                                                      96                143
Prepaid expenses and other current assets                                 189                 81

Total current assets                                                    2,179              1,939

Property, Plant and Equipment - Net                                    11,759             11,127

Other Assets                                                               30                 76

Total Assets                                                     $     13,968      $      13,142


Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                                    $        921      $         750
Accounts payable and accrued liabilities                                2,517              2,290

Total current liabilities                                               3,438              3,040

Long-Term Debt                                                          4,265              4,217


Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                                     209                174
Postemployment benefit obligation                                       2,646              2,657
Unamortized investment tax credits                                        255                286
Other noncurrent liabilities                                              269                100

Total deferred credits and other noncurrent liabilities                 3,379              3,217


Shareowner's Equity
Common stock - one share, no par value                                      1                  1
Paid-in surplus                                                         3,687              4,838
Retained earnings (deficit)                                              (802)            (2,171)

Total shareowner's equity                                               2,886              2,668

Total Liabilities and Shareowner's Equity                        $     13,968      $      13,142


The accompanying notes are an integral part of the financial statements.



SOUTHWESTERN BELL TELEPHONE COMPANY

STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents


                                                                     1996             1995            1994

Operating Activities
Net income (loss)                                            $      1,369     $     (1,699)    $      1,072
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities
   Depreciation and amortization                                    1,795            1,754            1,692
   Provision for uncollectible accounts                               102               76               71
   Amortization of investment tax credits                             (31)             (42)             (61)
   Pensions and other postemployment expenses                         194              106              176
   Deferred income taxes                                               95              125             (112)
   Extraordinary loss, net of tax                                       -            2,819                -
   Changes in operating assets and liabilities:
     Accounts receivable                                             (267)            (195)             (80)
     Other current assets                                             (96)               6              (75)
     Accounts payable and accrued liabilities                         228             (163)             285
   Other - net                                                       (123)             (22)            (192)

Total adjustments                                                   1,897            4,464            1,704

Net Cash Provided by Operating Activities                           3,266            2,765            2,776


Investing Activities
Construction and capital expenditures                              (2,305)          (1,734)          (1,656)

Net Cash Used in Investing Activities                              (2,305)          (1,734)          (1,656)


Financing Activities
   Net change in short-term borrowings with original
     maturities of three months or less                               176                6              173
   Issuance of other short-term borrowings                            209               91               36
   Repayment of other short-term borrowings                          (134)             (91)             (41)
   Issuance of long-term debt                                         166              596                1
   Repayment of long-term debt                                       (201)            (117)            (288)
   Early extinguishment of debt and related call premiums               -             (465)               -
   Dividends paid                                                  (1,350)          (1,139)          (1,065)
   Net equity received from parent                                    199               85               72

Net Cash Used in Financing Activities                                (935)          (1,034)          (1,112)

Net increase (decrease) in cash and cash equivalents                   26               (3)               8

Cash and cash equivalents beginning of year                            43               46               38

Cash and Cash Equivalents End of Year                        $         69     $         43     $         46


The accompanying notes are an integral part of the financial statements.


SOUTHWESTERN BELL TELEPHONE COMPANY

STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions


                                                                                Retained
                                           Common             Paid-in           Earnings
                                            Stock             Surplus           (Deficit)

Balance, December 31, 1993             $          1       $      5,707       $       (366)
Net income                                        -                  -              1,072
Dividend to shareowner                            -               (389)              (683)
Equity from parent                                -                 72                  -

Balance, December 31, 1994                        1              5,390                 23

Net income (loss)                                 -                  -             (1,699)
Dividend to shareowner                            -               (637)              (495)
Equity from parent                                -                 85                  -

Balance, December 31, 1995                        1              4,838             (2,171)

Net income                                        -                  -              1,369
Dividend to shareowner                            -             (1,350)                 -
Equity from parent                                -                199                  -

Balance, December 31, 1996             $          1       $      3,687       $       (802)


The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
Dollars in millions

1.   Summary of Significant Accounting Policies

     Southwestern Bell Telephone Company (Telephone Company) provides telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas. The Telephone Company is a wholly-owned subsidiary of SBC Communications Inc. (SBC).

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

     Cash Equivalents - Cash equivalents include all highly liquid investments with original maturities of three months or less.

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

     Property, plant and equipment is depreciated using straight-line methods over their estimated useful lives, generally ranging from 3 to 50 years. Prior to September 1995, the Telephone Company computed depreciation using certain straight-line methods and rates as prescribed by regulators. In accordance with composite group depreciation methodology, when a portion of the Telephone Company's depreciable property, plant and equipment is retired in the ordinary course of business, the gross book value is charged to accumulated depreciation.

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

     Upon discontinuance of FAS 71, the Telephone Company recorded a non-cash, extraordinary charge to net income of $2,819 (after a net deferred tax benefit of $1,764). This charge is comprised of an after-tax charge of $2,897 to reduce the net carrying value of telephone plant, partially offset by an after-tax benefit of $78 for the elimination of net regulatory liabilities. The components of the charge are as follows:

                                                                Pre-tax    After-tax

Increase telephone plant accumulated depreciation            $   4,657    $   2,897
Adjust unamortized investment tax credits                          (41)         (25)
Eliminate tax-related regulatory assets and liabilities            (88)         (88)
Eliminate other regulatory assets                                   55           35

       Total                                                 $   4,583    $   2,819



     The increase in accumulated depreciation of $4,657 reflects the effects of adopting depreciable lives for many of the Telephone Company's plant categories which more closely reflect the economic and technological lives of the plant. The adjustment was supported by a discounted cash flow analysis which estimated amounts of telephone plant that may not be recoverable from future discounted cash flows. This analysis included consideration of the effects of anticipated competition and technological changes on plant lives and revenues. The adjustment also included elimination of accumulated depreciation deficiencies recognized by regulators and amortized as part of depreciation expense.

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



     The increase in accumulated depreciation also includes an adjustment of approximately $450 to fully depreciate analog switching equipment scheduled for replacement. Remaining analog switching equipment is being depreciated using an average remaining life of four years.

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

3.   Property, Plant and Equipment

     Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:

                                                1996          1995


Property, plant and equipment
     In service                             $   29,035    $   27,763
     Under construction                            312           245

                                                29,347        28,008
Accumulated depreciation and amortization      (17,588)      (16,881)

Property, plant and equipment--net          $   11,759    $   11,127



     The Telephone Company's depreciation expense as a percentage of average depreciable plant was 6.4% for 1996, and 6.5% for 1995 and 1994.

     Certain facilities and equipment used in operations are under operating or capital leases. Rental expenses under operating leases for 1996, 1995 and 1994 were $99, $78 and $77. At December 31, 1996, the future minimum rental payments under noncancelable operating leases for the years 1997 through 2001 were $38, $31, $40, $13 and $1, and $8 thereafter. Capital leases were not significant.

4.   Debt

     Long-term debt, including interest rates and maturities, is summarized as follows at December 31:

                                                          1996           1995

Debentures
   4.50%-5.88% 1997-2006                             $     600    $       600
   6.12%-6.88% 2000-2024                                 1,200          1,200
   7.00%-7.75% 2009-2026                                 1,500          1,500
   8.30%  1996                                               -            200

                                                         3,300          3,500
Unamortized discount--net of premium                       (29)           (31)

Total debentures                                         3,271          3,469

Notes
   5.04%-7.67% 1997-2010                                 1,118            950
Unamortized discount                                        (6)            (5)

Total notes                                              1,112            945

Capitalized leases                                           3              4

Total long-term debt, including current maturities       4,386          4,418
Current maturities                                        (121)          (201)

Total long-term debt                                 $   4,265    $     4,217



     During 1995, the Telephone Company refinanced long-term debentures. Costs of $18 associated with refinancing are included in other income (expense) - net, with related income tax benefits of $7 included in income taxes, in the Telephone Company's Statements of Income.

     At December 31, 1996, the aggregate principal amounts of long-term debt scheduled for repayment for the years 1997 through 2001 were $121, $172, $64, $150 and $237. As of December 31, 1996, the Telephone Company was in compliance with all covenants and conditions of instruments governing its debt.

     Debt maturing within one year consists of the following at December 31:

                                            1996        1995


Commercial paper                       $     800   $     549
Current maturities of long-term debt         121         201

Total                                  $     921   $     750



     The weighted average interest rate on commercial paper debt at December 31, 1996 and 1995 was 5.5% and 5.7%. The Telephone Company has entered into agreements with several banks for lines of credit totaling $750. All of these agreements may be used to support commercial paper borrowings and are on a negotiated fee basis with interest rates negotiable at time of borrowing. There were no borrowings outstanding under these lines of credit at December 31, 1996.

5.   Financial Instruments

     The carrying amounts and estimated fair values of the Telephone Company's long-term debt, including current maturities, are summarized as follows at December 31:

                        1996                      1995

               Carrying       Fair       Carrying       Fair
                  Amount      Value       Amount        Value

Debentures       $3,271       $3,208       $3,469      $3,553
Notes             1,112        1,115          945         965


     The fair values of the debentures were estimated based on quoted market prices. The fair values of the notes were based on discounted cash flows using current interest rates. The carrying amounts of cash and cash equivalents and commercial paper debt approximate fair values.

     The Telephone Company does not hold or issue any financial instruments for trading purposes.

6.   Income Taxes

     Significant components of the Telephone Company's deferred tax liabilities and assets are as follows at December 31:

                                                1996          1995

Depreciation                             $     1,516     $    1,411
Other                                            107             81

Gross deferred tax liabilities                 1,623          1,492

Employee benefits                              1,232          1,151
Unamortized investment tax credits                97            108
Other                                            181            202

Gross deferred tax assets                      1,510          1,461

Net deferred tax liabilities             $       113     $       31



     As a result of implementing Statement of Accounting Standards No. 109, "Accounting for Income Taxes" in 1993, the Telephone Company recorded a net reduction in its deferred tax liability. This reduction was substantially offset by the establishment of a net regulatory liability, which was eliminated with the discontinued application of FAS 71 in September 1995 (see Note 2).


     The components of income tax expense are as follows:

                                                  1996           1995            1994

Federal
   Current                                     $     665    $      447      $      619
   Deferred--net                                      77           106            (102)
   Amortization of investment tax credits            (31)          (42)            (61)

                                                     711           511             456

State and local
   Current                                            70            38              68
   Deferred--net                                      18            19             (10)

                                                      88            57              58

Total                                          $     799    $      568      $      514



     A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes, extraordinary loss and cumulative effect of changes in accounting principles is as follows:

                                                                    1996          1995          1994

Taxes computed at federal statutory rate                       $     759     $     591     $     555
Increases (decreases) in taxes resulting from:
   Amortization of investment tax credits over the life of
     the plant that gave rise to the credits--1996 and 1995
     net of deferred tax                                             (20)          (39)          (60)
   Excess deferred taxes due to rate change                            -           (24)          (35)
   Depreciation of telephone plant construction costs
     previously deducted for tax purposes--net                         -            14            18
   State and local income taxes--net of federal tax benefit           57            37            38
   Other--net                                                          3           (11)           (2)

Total                                                          $     799     $     568     $     514





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

     Significant assumptions used by SBC in developing pension information include:

                                                                   1996            1995            1994

Discount rate for determining projected benefit obligation        7.5%            7.25%           7.5%
Long-term rate of return on plan assets                           8.0%            8.0%            8.0%
Composite rate of compensation increase                           4.6%            4.6%            4.6%


     Generally Accepted Accounting Principles (GAAP) require certain disclosures to be made of components of net periodic pension cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheets. Since the funded status of plan assets and obligations relates to the plans as a whole, which are sponsored by SBC, this information is not presented for the Telephone Company. The Telephone Company recognized pension cost for 1996, 1995 and 1994 of $104, $104 and $80. As of December 31, 1996 and 1995, the amount of the Telephone Company's cumulative amount of pension cost recognized in excess of its cumulative contributions made to the trust was $227 and $53.

     Postretirement Benefits - Under its benefit plans, the Telephone Company provides certain medical, dental and life insurance benefits to substantially all retired employees and accrues actuarially determined postretirement benefit costs as active employees earn these benefits.

     SBC maintains collectively bargained Voluntary Employee Beneficiary Association (CBVEBA) trusts to fund postretirement benefits. During 1996 and 1995, the Telephone Company contributed $57 and $147, into the CBVEBA trusts to be ultimately used for the payment of postretirement benefits. The Telephone Company also funds postretirement life insurance benefits at an actuarially determined rate. Assets consist principally of stocks and U.S. Government and corporate bonds.

     GAAP require certain disclosures to be made of components of net periodic postretirement benefit cost and a reconciliation of the funded status of the plans to amounts reported in the balance sheets. Since the funded status of assets and obligations relates to the plans as a whole, this information is not presented for the Telephone Company. The Telephone Company recognized postretirement benefit cost for 1996, 1995 and 1994 of $211, $209 and $224. At December 31, 1996 and 1995, the amount included in the Balance Sheets for accrued postretirement benefit obligation was $2,666 and $2,633. Significant assumptions for the discount rate, long-term rate of return on plan assets and composite rate of compensation increase used by SBC in developing the accumulated postretirement benefit were the same as those used in developing the pension information.

     The assumed medical cost trend rate in 1997 is 8.0%, decreasing gradually to 5.5% in 2002 prior to adjustment for cost-sharing provisions of the plan for active and certain recently retired employees. The assumed dental cost trend rate in 1997 is 6.25%, reducing to 5.0% in 2002. Raising the annual medical and dental cost trend rates by one percentage point increases the net periodic postretirement benefit cost for the year ended December 31, 1996 by approximately 7.0%.

     Postemployment Benefits - Under its benefit plans, the Telephone Company provides employees varying levels of severance pay, disability pay, workers' compensation and medical benefits under specified circumstances and accrues these postemployment benefits at the occurrence of an event that renders an employee inactive or, if the benefits ratably vest, over the vesting period.

     Savings Plans - Substantially all employees are eligible to participate in contributory savings plans sponsored by SBC. Under the savings plans, the Telephone Company matches a stated percentage of eligible employee contributions, subject to a specified ceiling.

     The Telephone Company's match of employee contributions to the savings plans is fulfilled with SBC's shares of stock allocated from two Employee Stock Ownership Plans and with purchases of SBC's stock in the open market. The costs relating to these savings plans were $29, $32 and $37 in 1996, 1995 and 1994.

8.   Stock Option Plans

     Management employees of the Telephone Company participate in various stock option plans sponsored by SBC. These SBC plans authorize the issuance of stock options to senior and other management employees to purchase up to 69 million shares of SBC common stock, of which 32 million have been issued. Options issued through December 31, 1996 carry exercise prices equal to the market price of the stock at the date of grant and have maximum terms ranging from five to ten years. Depending upon the plan, vesting of options occurs one to three years from the date of grant.

     In 1996 the Telephone Company elected to continue measuring compensation cost for these plans using the intrinsic value based method of accounting prescribed in the Statement of Financial Accounting Standards Board
     No. 123, "Accounting for Stock Based Compensation" (FAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for stock option plans been recognized using the fair value based method of accounting at the date of grant for awards in 1996 and 1995 as defined by FAS 123, the Telephone Company's net income (loss) would have been $1,354 and $(1,704).

     For purposes of these pro forma disclosures, the estimated fair value of the options granted after 1994 is amortized to expense over the options' vesting period. Because most employee options vest over a two to three year period, these disclosures will not be indicative of future pro forma amounts until the FAS 123 rules are applied to all outstanding non-vested awards. The fair value for these options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rate of 6.37% and 6.31%; dividend yield of 3.45% and 3.45%; expected volatility factor of 16% and 18%; and expected option life of 4.5 and 4.6 years.

     FAS 123 requires certain disclosures to be made about the outstanding and exercisable options, option activity, weighted average exercise price per option and option exercise price range for each income statement period. Since the stock option activity relates only to SBC's shareowners' equity, this information in not presented for the Telephone Company.


9.    Additional Financial Information


                                                                            December 31,

Balance Sheets                                                     1996             1995


Accounts payable and accrued liabilities
   Accounts payable                                            $    839         $    829
   Accrued taxes                                                    418              258
   Advance billing and customer deposits                            279              249
   Compensated future absences                                      185              178
   Accrued interest                                                  80               81
   Accrued payroll                                                  133               88
   Other                                                            583              607

Total                                                          $  2,517         $  2,290



Statements of Income                              1996             1995             1994

Interest expense incurred                     $    348         $    344         $    358
Capitalized interest                               (21)              (4)               -

Total interest expense                        $    327         $    340         $    358


Allowance for funds used                      $      -         $     11         $     19
   during construction



Statements of Cash Flows                          1996             1995             1994
Cash paid during the year for:
   Interest                                   $    327         $    344         $    360
   Income taxes                               $    721         $    510         $    741


     Approximately 11% in 1996, 13% in 1995 and 14% in 1994 of the Telephone Company's revenues were from services provided to AT&T Corp. No other customer accounted for more than 10% of total revenues.

     Approximately 76% of the Telephone Company's employees are represented by the Communications Workers of America (CWA). A three-year contract and a 20 month contract were negotiated between the CWA and the Telephone Company, effective in August 1995 and December 1996. These contracts will be subject to renegotiation in mid-1998.

10.     Quarterly Financial Information (Unaudited)

      Calendar           Total Operating
      Quarter               Revenues           Operating Income         Net Income (Loss)

                        1996          1995        1996        1995        1996        1995


First               $  2,345      $  2,163    $    641    $    539     $   351     $   300
Second                 2,410         2,226         634         545         348         307
Third (1)              2,456         2,263         639         551         354      (2,514)
Fourth (2)             2,522         2,286         576         400         316         208

Annual (1)          $  9,733      $  8,938    $  2,490    $  2,035     $ 1,369     $(1,699)


(1)  1995 Net Loss reflects an extraordinary loss of $2,819 from discontinuance of regulatory accounting.

(2)  1995 Operating Income reflects $93 in selling, general and administrative expenses associated with a strategic realignment of functions.  These expenses include postemployment benefits for employees arising from the consolidation of operations within the five-state area, streamlining support and administrative functions and integrating financial systems.

     1995 Net Income reflects after-tax charges of $58 for the strategic realignment of functions and $11 for refinancing of debt.


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

Omitted pursuant to General Instruction J(2).




                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Documents filed as a part of the report:                    Page


     (1) Report of Independent Auditors..........................
         Financial Statements Covered by Report of Independent Auditors:
         Statements of Income....................................
         Balance Sheets..........................................
         Statements of Cash Flows................................
         Statements of Shareowner's Equity.......................

     (2) Financial Statement Schedules Covered by Report of Independent
         Auditors:
         II - Valuation and Qualifying Accounts..................

   Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.


   (3)  Exhibits:


     Exhibit
     Number......................................................

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

                                  SOUTHWESTERN BELL TELEPHONE COMPANY
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                       Allowance for Uncollectibles
                                            Dollars in Millions

                   COL. A                         COL. B                 COL. C                 COL. D            COL. E

                                                               --------- Additions---------

                                                                    (1)              (2)
                                                                                   Charged
                                                Balance at        Charged         to Other                          Balance
                                               Beginning of     to Costs and      Accounts         Deductions      at End of
                 Description                      Period          Expenses        -Note (a)        -Note (b)         Period

Year 1996...................................   $ 15               102                27              121            $ 23
Year 1995...................................   $ 15                83                25              108            $ 15
Year 1994...................................   $ 14                84                31              114            $ 15










(a)   Amounts previously written off which were credited directly to this account when recovered.

(b)   Amounts written off as uncollectible.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 1997.

                                SOUTHWESTERN BELL TELEPHONE COMPANY


                                       By /s/ Richard G. Lindner

                                       (Richard G. Lindner
                                       Vice President and Chief Financial
                                       Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
    Edward A. Mueller*
    President and Chief
    Executive Officer

Principal Financial and
 Accounting Officer:
    Richard G. Lindner
    Vice President and Chief Financial
    Officer
                                       /s/ Richard G. Lindner

Directors:                             (Richard G. Lindner, as attorney-in-fact
                                       and on his own behalf as Principal
Royce S. Caldwell*                     Financial Officer and Principal
Cassandra C. Carr*                     Accounting Officer)
William E. Dreyer*
James D. Ellis*                        March 11, 1997
Donald E. Kiernan*
Edward A. Mueller*








* by power of attorney
                                 EXHIBIT INDEX


     Exhibit
     Number......................................................


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