Form 10-Q
period 1997-03-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1997-05-12
CIK 92476

FORM 10-Q

                               United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                    For the period ended March 31, 1997

                                     or

     |_|          Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

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

SOUTHWESTERN BELL TELEPHONE COMPANY
--------------------------------------------------------------------------------
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
--------------------------------------------------------------------------------
                                                          Three months ended

                                                                March 31,

                                                     ---------------------------
                                                             1997          1996
--------------------------------------------------------------------------------
Operating Revenues
Local service                                             $ 1,254       $ 1,121
Network access                                                835           804
Long-distance service                                         211           217
Other                                                         235           203
--------------------------------------------------------------------------------
Total operating revenues                                    2,535         2,345
--------------------------------------------------------------------------------

Operating Expenses
Cost of services and products                                 938           854
Selling, general and administrative                           425           410
Depreciation and amortization                                 462           440
--------------------------------------------------------------------------------
Total operating expenses                                    1,825         1,704
--------------------------------------------------------------------------------
Operating Income                                              710           641
--------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                             (84)          (83)
Other income - net                                              -             1
--------------------------------------------------------------------------------
Total other income (expense)                                 (84)          (82)
--------------------------------------------------------------------------------

Income Before Income Taxes                                    626           559
--------------------------------------------------------------------------------

Income Taxes                                                  231           208
--------------------------------------------------------------------------------

Net Income                                                $   395       $   351
--------------------------------------------------------------------------------

See Notes to the Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
--------------------------------------------------------------------------------
BALANCE SHEETS
Dollars in millions
--------------------------------------------------------------------------------
                                                   -----------     -------------
                                                    March 31,      December 31,
                                                   -----------     -------------
                                                         1997              1996
--------------------------------------------------------------------------------
Assets                                            (Unaudited)
Current Assets
Cash and cash equivalents                            $     73          $     69
Accounts receivable - net of allowances for
uncollectibles of                                       1,645             1,674
  $23 and $23
Prepaid expenses                                          291               168
Deferred charges                                           44                35
Deferred income taxes                                      38                96
Other current assets                                      141               137
--------------------------------------------------------------------------------
Total current assets                                    2,232             2,179
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                29,690            29,347
 Accumulated depreciation and amortization             17,826            17,588
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                    11,864            11,759
--------------------------------------------------------------------------------
Other Assets                                               40                30
--------------------------------------------------------------------------------
Total Assets                                         $ 14,136          $ 13,968
--------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                        $  1,319          $    921
Accounts payable and accrued liabilities                2,271             2,517
--------------------------------------------------------------------------------
Total current liabilities                               3,590             3,438
--------------------------------------------------------------------------------
Long-Term Debt                                          4,168             4,265
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     276               209
Postemployment benefit obligation                       2,545             2,646
Unamortized investment tax credits                        247               255
Other noncurrent liabilities                              286               269
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent             3,354             3,379
liabilities
--------------------------------------------------------------------------------

Shareowner's Equity
Common stock - one share, no par value                      1                 1
Paid-in surplus                                         3,430             3,687
Retained earnings (deficit)                             (407)             (802)
--------------------------------------------------------------------------------
Total shareowner's equity                               3,024             2,886
--------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity            $ 14,136          $ 13,968
--------------------------------------------------------------------------------

See Notes to the Financial Statements.

---------------------------------------------------
SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash
and cash equivalents
(Unaudited)
-----------------------------------------------------------------------------------
                                                               Three months ended
                                                                    March 31,
                                                               --------------------
                                                                   1997       1996
-----------------------------------------------------------------------------------
Operating Activities
Net income                                                   $      395 $      351

Adjustments  to  reconcile   net  income  to  net
 cash  provided  by  operating  activities:
   Depreciation and amortization                                    462        440
   Provision for uncollectible accounts                              23         18
   Amortization of investment tax credits                           (8)        (8)
   Pensions and other postemployment expenses                        58         19
   Deferred income taxes                                            125         50
   Other - net                                                    (541)      (224)
-----------------------------------------------------------------------------------
Total adjustments                                                   119        295
-----------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                           514        646
-----------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                             (553)      (519)
-----------------------------------------------------------------------------------
Net Cash Used in Investing Activities                             (553)      (519)
-----------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                                 256        139
Issuance of other short-term borrowings                             120         89
Repayment of other short-term borrowings                           (75)          -
Repayment of long-term debt                                         (1)          -
Dividends paid                                                    (412)      (339)
Equity received from parent                                         155          -
-----------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing                             43      (111)
Activities
-----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             4         16
-----------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                          69         43
-----------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                      $       73 $       59
-----------------------------------------------------------------------------------

Cash paid during the three months ended March 31 for:
     Interest                                                $       76 $       73
     Income taxes                                            $       91 $       65

See Notes to the Financial Statements.

-------------------------------------------------------------
SOUTHWESTERN BELL TELEPHONE COMPANY

--------------------------------------------------------------------------
STATEMENTS OF SHAREOWNER'S EQUITY

Dollars in millions
(Unaudited)
----------------------------------------------------------------------------
                                                                  Retained
                                          Common      Paid-in     Earnings
                                          Stock       Surplus     (Deficit)
----------------------------------------------------------------------------
Balance, December 31, 1995            $         1  $     4,838 $    (2,171)

Net income                                      -            -          351
Dividend to shareowner                          -        (339)            -
----------------------------------------------------------------------------
Balance, March 31, 1996               $         1  $     4,499 $    (1,820)
----------------------------------------------------------------------------

Balance, December 31, 1996            $         1        3,687 $      (802)

Net income                                      -            -          395
Dividend to shareowner                          -        (412)            -
Equity received from parent                     -          155            -
----------------------------------------------------------------------------
Balance, March 31, 1997               $         1  $     3,430 $      (407)
----------------------------------------------------------------------------

See Notes to Financial Statements.

                              * * * *


SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then                1997          1996
ended:
                                                       -------       -------

  Return on weighted average total capital. . . . .     22.85%       21.70%
 . . . . . . . . . . . . . . . . . . . . . . . .

  Debt ratio  . . . . . . . . . . . . . . . . . . .     64.47%       65.97%
 . . . . . . . . . . . . . . . . . . . . . .  . . . .
 . . .

  Network access lines in service (000)   . . . . .     15,198       14,465
 . . . . . . . . . . . . . . . . . . . . . . . . . .

  Access minutes of use (000,000)  . . . . . . . . .    14,225       13,246
 . . . . . . . . . . . . . . . . . . . . . . . . . .

  Number of employees . . . . . . . . . . . . . . .     49,640       48,170
 . . . . . . . . . . . . . . . . .

SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION - Southwestern Bell Telephone Company (SWBell) is a wholly-owned subsidiary of SBC Communications Inc. (SBC). The financial statements have been prepared by SWBell pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in SWBell's 1996 Annual Report on Form 10-K.

    2. MERGER - On April 1, 1997, SBC and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock was exchanged for 0.73145 of a share of SBC common stock (equivalent to approximately 313 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction wasaccounted for as a pooling of interests and a tax-free reorganization.

   SWBell's results will include the effect of changes applied retroactively to conform accounting methodologies between PAC and SBC for, among other items, sales commissions, resulting from the merger. These changes will be recorded by SWBell in the second quarter of 1997, retroactive to January 1, 1997, as a cumulative effect of accounting change of $16, net of tax. Had the merger occurred January 1, 1997, income before cumulative effect of accounting change would have decreased by $7.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS



Southwestern Bell Telephone Company (SWBell) reported net income of $395 for the first quarter of 1997. Financial results for the first quarters of 1997 and 1996 are summarized as follows:

--------------------------------------------------------------------------
                                                   First Quarter
                                           -------------------------------
                                                                  Percent
                                               1997      1996     Change
--------------------------------------------------------------------------
Operating revenues                          $  2,535  $  2,345       8.1%
Operating expenses                          $  1,825  $  1,704       7.1%
Net income                                  $    395  $    351      12.5%
==========================================================================

The primary factor contributing to the increase in net income during the first quarter of 1997 was growth in demand for services and products.

SWBell's operating revenues in the first quarter of 1997 increased $190, or 8.1%, over the first quarter of 1996. Components of operating revenues for the first quarters of 1997 and 1996 are as follows:

--------------------------------------------------------------------------
                                                   First Quarter
                                           -------------------------------
                                                                  Percent
                                               1997      1996     Change
--------------------------------------------------------------------------
Local service                               $  1,254  $  1,121      11.9%
Network access
   Interstate                                    565       534       5.8
   Intrastate                                    270       270       0.0
Long-distance service                            211       217      (2.8)
Other                                            235       203      15.8
----------------------------------------------------------------
       Total Operating Revenues             $  2,535  $  2,345       8.1%
==========================================================================

      Local Service revenues increased in the first quarter of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 5.1%
      since  March  31,  1996,  of  which  66%  was  due  to  growth  in  Texas.
      Approximately 29% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 22%.

      Network Access Interstate network access revenues increased in the first quarter of 1997 due largely to increases in demand for access services by interexchange carriers. Growth in revenues from end user charges, attributable to an increasing access line base, also contributed to the increase.

      Intrastate network access revenues were unchanged in the first quarter of 1997 as modest increases in demand, including usage by alternative intraLATA toll carriers, were offset by net price decreases.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

      Long-Distance Service revenues decreased in the first quarter of 1997 due to the impact of price competition from alternative intraLATA toll carriers. The decrease in long-distance service revenues also reflects the introduction and deployment of extended area local service plans.

      Other operating revenues increased in the first quarter of 1997 due primarily to sales of business systems communications equipment attributable to the December 1996 merger of Southwestern Bell Telecommunications Inc. (Telecom), a wholly-owned subsidiary of SBC which marketed business and residential communications equipment, into SWBell. This increase was somewhat offset by decreased sales of Caller ID equipment.

SWBell's operating expenses in the first quarter of 1997 increased $121, or 7.1%, over the first quarter of 1996. Components of operating expenses for the first quarters of 1997 and 1996 are as follows:

--------------------------------------------------------------------------
                                                   First Quarter
                                           -------------------------------
                                                                  Percent
                                               1997      1996     Change
--------------------------------------------------------------------------
Cost of services and products               $    938  $    854       9.8%
Selling, general and administrative              425       410       3.7
Depreciation and amortization                    462       440       5.0
----------------------------------------------------------------
       Total Operating Expenses             $  1,825  $  1,704       7.1%
==========================================================================

      Total Operating Expenses Costs of services and products, and selling, general and administrative expenses increased on a combined basis $99, or 7.8%, in the first quarter of 1997 due to increases for employee compensation, network expansion and maintenance, sales agents commissions and operating taxes. Results for the first quarter of 1997 also reflect increased expenses for business systems communications equipment, which subsequent to the merger with Telecom as described above are now sold by SWBell. These increases were somewhat offset by decreases in expenses for Caller ID equipment. Depreciation and amortization increased in the first quarter of 1997 due primarily to growth in plant levels.

Income taxes increased $23, or 11.1%, in the first quarter of 1997 primarily due to higher income before income taxes.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF BUSINESS - Continued


OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE ENVIRONMENT

Access reform - On May 7, 1997, the Federal Communications Commission (FCC) adopted orders on access charge reform and local exchange carrier price caps which will reduce access charges by, in part, adjusting the productivity factor to be used in interstate price cap calculations. In presenting the orders, the FCC estimated there would be a $1.7 billion reduction in industry-wide interstate access charges which are estimated to aggregate $23 billion. Management is evaluating the effect of and its response to the orders.

Interconnection Agreements - Companies seeking to connect to SWBell's network and provide local service must enter into interconnection agreements with SWBell, which are then subject to approval by the appropriate state commission. SWBell has entered into agreements in each of its five states, and Texas, Missouri and Oklahoma commissions have approved various agreements. Several companies which failed to agree on all terms of an interconnection agreement with SWBell have filed for binding arbitration before the state commissions in the five-state area.

In October 1996, in a consolidated arbitration hearing between SWBell and AT&T Corp., MCI Communications Corporation (MCI), MFS Communications Company, Inc.
(MFS), Teleport Communications Group, and American Communications Services, Inc., the Texas Public Utility Commission (TPUC) approved interconnection rates to be charged by SWBell as well as certain other terms of interconnection between the parties. SWBell also filed revised cost support for the establishment of rates with the TPUC which may be subject to further hearings. SWBell, AT&T and MCI filed suit in state and federal court maintaining that, for various reasons, the arbitration award is unlawful. SWBell has TPUC-approved interconnection agreements with 26 local service providers, with 17 pending approvals as of April 15.

As a result of these agreements, SWBell expects that in 1997 it will experience local exchange competition from one or more of these providers in selected markets. When these agreements are finalized, SBC intends to use these and all other approved agreements as a part of its applications to the FCC to provide interLATA long-distance service in each of its states.

InterLATA Long-distance Filing - On April 11, 1997, SBC filed an application with the FCC for the provision of interLATA long-distance services in Oklahoma under the provisions of the Telecom Act. If approved by the FCC, SBC could begin offering interLATA landline long-distance services to customers in Oklahoma. The FCC has 90 days to rule on the filing, according to the Telecom Act. The Oklahoma Corporation Commission approved SBC's application in April 1997.

OTHER BUSINESS MATTERS

Over the next few years, SWBell is expecting to incur significant capital and software expenditures for interconnection and customer number portability. The extent and timing of these expenditures will vary depending on the timing and nature of regulatory action and corresponding or compensating network improvements, but are likely to be material.

SOUTHWESTERN BELL TELEPHONE COMPANY

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the first quarter ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Southwestern Bell Telephone Company




May  9 , 1997                          /s/ Richard G. Linder
                                       ---------------------
                                       Richard G. Lindner
                                       Vice President and Chief Financial
                                       Officer (Principal Accounting/
                                       Financial Officer)