Form 10-Q
period 1997-06-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1997-08-13
CIK 92476

SOUTHWESTERN BELL TELEPHONE COMPANY

                                 FORM 10-Q

                               United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                     For the period ended June 30, 1997

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

SOUTHWESTERN BELL TELEPHONE COMPANY
--------------------------------------------------------------------------------
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
--------------------------------------------------------------------------------
                                     Three months ended        Six months ended
                                           June 30,                June 30,
                               -------------------------------------------------
                                     1997        1996        1997          1996
--------------------------------------------------------------------------------
Operating Revenues
Local service                     $ 1,307     $ 1,171     $ 2,561        $2,292
Network access
   Interstate                         518         530       1,083         1,064
   Intrastate                         270         274         540           544
Long-distance service                 205         226         416           443
Other                                 242         209         477           412
--------------------------------------------------------------------------------
Total operating revenues            2,542       2,410       5,077         4,755
--------------------------------------------------------------------------------

Operating Expenses
Cost of services and products         970         877       1,908         1,731
Selling, general and                  615         454       1,040           864
administrative
Depreciation and amortization         503         445         965           885
--------------------------------------------------------------------------------
Total operating expenses            2,088       1,776       3,913         3,480
--------------------------------------------------------------------------------
Operating Income                      454         634       1,164         1,275
--------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                     (85)        (80)       (169)         (163)
Other income - net                      1           1           1             2
--------------------------------------------------------------------------------
Total other income (expense)         (84)        (79)       (168)         (161)
--------------------------------------------------------------------------------

Income Before Income Taxes            370         555         996         1,114
--------------------------------------------------------------------------------
Income Taxes                          142         207         373           415
--------------------------------------------------------------------------------
Net Income                        $   228     $   348     $   623      $    699
--------------------------------------------------------------------------------

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
--------------------------------------------------------------------------------
BALANCE SHEETS
Dollars in millions
--------------------------------------------------------------------------------
                                                   ----------      -------------
                                                     June 30,      December 31,
                                                   -----------     -------------
                                                         1997              1996
--------------------------------------------------------------------------------
Assets                                            (Unaudited)
Current Assets
Cash and cash equivalents                            $     64          $     69
Accounts receivable - net of allowances for
uncollectibles of $32 and $23                           1,727             1,674
Prepaid expenses                                          290               168
Deferred charges                                           50                35
Deferred income taxes                                     105                96
Other current assets                                      125               137
--------------------------------------------------------------------------------
Total current assets                                    2,361             2,179
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                30,250            29,347
 Accumulated depreciation and amortization             18,165            17,588
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                    12,085            11,759
--------------------------------------------------------------------------------
Other Assets                                               29                30
--------------------------------------------------------------------------------
Total Assets                                         $ 14,475          $ 13,968
--------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                        $  1,460          $    921
Accounts payable and accrued liabilities                2,604             2,517
--------------------------------------------------------------------------------
Total current liabilities                               4,064             3,438
--------------------------------------------------------------------------------
Long-Term Debt                                          4,142             4,265
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     288               209
Postemployment benefit obligation                       2,588             2,646
Unamortized investment tax credits                        239               255
Other noncurrent liabilities                              297               269
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent             3,412             3,379
liabilities
--------------------------------------------------------------------------------

Shareowner's Equity
Common stock - one share, no par value                      1                 1
Paid-in surplus                                         3,035             3,687
Retained earnings (deficit)                             (179)             (802)
--------------------------------------------------------------------------------
Total shareowner's equity                               2,857             2,886
--------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity            $ 14,475          $ 13,968
--------------------------------------------------------------------------------

See Notes to the Financial Statements.

---------------------------------------------------
SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash
and cash equivalents
(Unaudited)
-----------------------------------------------------------------------------------
                                                                Six months ended
                                                                    June 30,
                                                               --------------------
                                                                   1997       1996
-----------------------------------------------------------------------------------
Operating Activities
Net income                                                   $      623   $    699

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
   Depreciation and amortization                                    965        885
   Provision for uncollectible accounts                              59         44
   Amortization of investment tax credits                          (16)       (16)
   Deferred income tax expense                                       69         54
   Other - net                                                    (218)      (183)
-----------------------------------------------------------------------------------
Total adjustments                                                   859        784
-----------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                         1,482      1,483
-----------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                           (1,251)    (1,042)
-----------------------------------------------------------------------------------
Net Cash Used in Investing Activities                           (1,251)
                                                                           (1,042)
-----------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                                 492        190
Issuance of other short-term borrowings                             120        164
Repayment of other short-term borrowings                          (195)       (89)
Repayment of long-term debt                                         (1)      (201)
Dividends paid                                                    (807)      (686)
Equity received from parent                                         155        200
-----------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing                          (236)      (422)
Activities
-----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           (5)         19
-----------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                          69         43
-----------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                      $       64   $     62

-----------------------------------------------------------------------------------

Cash paid during the six months ended June 30 for:
     Interest                                                $      169 $      164
     Income taxes                                            $      128 $      238

See Notes to the Financial Statements.

-------------------------------------------------------------
SOUTHWESTERN BELL TELEPHONE COMPANY

--------------------------------------------------------------------------
STATEMENT OF SHAREOWNER'S EQUITY

Dollars in millions
(Unaudited)
----------------------------------------------------------------------------
                                                                  Retained
                                          Common      Paid-in     Earnings
                                          Stock       Surplus     (Deficit)
----------------------------------------------------------------------------
Balance, December 31, 1996           $          1    $   3,687     $  (802)

Net income                                      -            -          623
Dividend to shareowner                          -        (807)            -
Equity received from parent                     -          155            -
----------------------------------------------------------------------------
Balance, June 30, 1997               $          1    $   3,035     $  (179)

----------------------------------------------------------------------------

See Notes to Financial Statements.

                             * * * *


SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then                   1997          1996
ended:
                                                       -------       -------

  Return on weighted average total capital. . . . .     19.13%       21.54%

  Debt ratio  . . . . . . . . . . . . . . . . . . .     66.22%       63.60%

  Network access lines in service (000)   . . . . .     15,345       14,631

  Access minutes of use (000,000)  . . . . . . . . .    29,136       27,016

  Number of employees . . . . . . . . . . . . . . .     50,670       48,360

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

2. COMPLETION OF MERGER SBC and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 0.73145 of a share of SBC common stock (equivalent to approximately 313 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for as a pooling of interests and a tax-free reorganization.

   Post-merger initiatives
   On June 19, 1997, SBC announced several strategic decisions resulting from the merger integration process that began with the April 1 closing of its merger with PAC. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. In connection with these initiatives, SWBell recognized several charges during the second quarter. Following is a discussion of the most significant of these charges.

   Reorganization SBC will centralize several key functions that will support the operations of SWBell, Pacific Bell (PacBell) and Nevada Bell, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. SWBell, PacBell, and Nevada Bell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

   SWBell recognized a charge of approximately $57 ($36 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations will be recognized in future periods as those charges are incurred.

   Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, SWBell reviewed the carrying value of related long-lived assets . This review included estimating remaining useful lives and cash flows. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, in the second quarter of 1997 SWBell wrote off some assets and recognized impairments to the value of other assets with a combined charge of $84 ($51 after tax), including the write off of voice dial equipment which will be discontinued.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Southwestern Bell Telephone Company (SWBell) for the first six months of 1997 and 1996 are summarized as follows:

---------------------------------------------------------------------------
                                                    Six-Month Period
                                              -----------------------------
                                                                   Percent
                                                   1997     1996   Change
---------------------------------------------------------------------------
Operating revenues                             $  5,077 $  4,755      6.8%
Operating expenses                             $  3,913 $  3,480     12.4%
Net income                                     $    623 $    699    (10.9)%
===========================================================================

SWBell's six-month net income includes after-tax charges of $149 reflecting strategic initiatives resulting from SBC Communication Inc.'s (SBC)
comprehensive review of operations of the merged company and the impact of several recent regulatory rulings. Excluding these charges, SWBell reported net income of $772, 10.4% higher than the first six months of 1996 net income of $699. SWBell currently anticipates additional after-tax charges for ongoing merger integration costs, primarily related to movement of employees, and local number portability of $165 to $275 during the remainder of 1997.

Excluding these charges, the primary factors contributing to the increase in net income during the first six months of 1997 was growth in demand for services and products.

Revenues SWBell's operating revenues in the first six months of 1997 reflect reductions of $66 related primarily to the impact of several recent regulatory rulings. Excluding these items, SWBell's operating revenues increased $388, or 8.2%, over the first six months of 1996. Components of operating revenues for the first six months of 1997 and 1996 are as follows:

----------------------------------------------------------------------------
                                                    Six Month Period
                                              ------------------------------
                                                                    Percent
                                                  1997     1996     Change
----------------------------------------------------------------------------
Local service                                 $  2,561  $ 2,292       11.7%
Network access:
   Interstate                                    1,083    1,064        1.8
   Intrastate                                      540      544       (0.7)
Long-distance service                              416      443       (6.1 )
Other                                              477      412       15.8
-------------------------------------------------------------------
     Total                                    $  5,077  $  4,755       6.8%
============================================================================

      Local Service revenues increased in the first six months of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 4.9% since June 30, 1996, of which 66% was due to growth in Texas.
      Approximately 30% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 22%.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS-Continued

      Network Access Interstate network access revenues reflect charges of $52 due to the adverse impacts of several recent regulatory issues, including recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment in the Federal price cap filing. Without these impacts, interstate network access revenues increased in the first six months of 1997 due largely to increases in demand for access services by interexchange carriers. Growth in revenues from end user charges, attributable to an increasing access line base, also contributed to the increase.

      Intrastate network access revenues were relatively unchanged in the first six months of 1997 as modest increases in demand, including usage by alternative intraLATA toll carriers, were offset by net price decreases.

      Long-Distance Service revenues decreased in the first six months of 1997 due primarily to the impact of price competition from alternative intraLATA toll carriers and the introduction and deployment of extended area local service plans. The decrease in long-distance service revenues also reflects impacts of regulatory rate orders.

      Other operating revenues increased in the first six months of 1997 due primarily to sales of business systems communications equipment attributable to the December 1996 movement of the business of Southwestern Bell Telecommunications Inc. (Telecom), a wholly-owned subsidiary of SBC which marketed business and residential communications equipment, into SWBell. This increase was somewhat offset by decreased sales of Caller ID equipment.

Expenses SWBell's operating expenses in the first six months of 1997 reflect $164 of charges related to strategic initiatives resulting from a comprehensive review of operations (see Note 2 to the financial statements). Excluding these charges, operating expenses increased $269, or 7.7%, over the first six months of 1996. Components of operating expenses for the first six months of 1997 and 1996 are as follows:

---------------------------------------------------------------------------
                                                    Six-Month Period
                                              -----------------------------
                                                                    Percent
                                                1997      1996      Change
---------------------------------------------------------------------------
Cost of services and products                 $  1,908  $ 1,731       10.2%
Selling, general and administrative              1,040      864       20.4
Depreciation and amortization                      965      885        9.0
------------------------------------------------------------------
   Total                                      $  3,913  $ 3,480       12.4%
===========================================================================

      Cost of services and products for the first six months of 1997 reflect charges of $17 relating to strategic initiatives, including charges for customer number portability. Excluding these charges, cost of services and products increased $160, or 9.2%, in the first six months of 1997 due primarily to increases for employee compensation, network expansion and maintenance and interconnection. Results also reflect increased expenses for business systems communications equipment now sold by SWBell (formerly sold by Telecom as described above).

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS-Continued

      Selling, general and administrative expenses for the first six months of 1997 reflect one-time charges of $110, including the $57 charge relating to reorganization (see Note 2 to the financial statements). Excluding these charges, selling, general and administrative expenses increased $66, or 7.6%, in the first six months of 1997 due primarily to increases in sales agents commissions, uncollectibles and employee compensation.

      Depreciation and amortization for the first six months of 1997 reflect one-time charges of $37 for the write off of voice dial equipment which will be discontinued (see Note 2 to the financial statements). Excluding this charge, depreciation and amortization increased $43, or 4.9%, in the first six months of 1997 due primarily to growth in plant levels. Depreciation and amortization for the first six months of 1997 also reflects a $45 decrease due to an increase in copper cable life caused by a limited deployment of asymmetrical digital subscriber line equipment. This decrease was mostly offset by a change in the effective composite rate for other plant categories.

Interest expense increased $6, or 3.7%, in the first six months of 1997 due to increases in short-term debt levels.

Income taxes decreased $42, or 10.1%, in the first six months of 1997 due primarily to lower income before income taxes.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Access Reform/Price Caps - On June 3, 1997, SBC filed with the Federal Communications Commission (FCC) a Petition for Partial Stay (Petition) of aspects of the orders adopted on May 7, 1997 by the FCC on access reform and local exchange carrier price caps. The Petition asked the FCC to stay the application of the 6.5% productivity offset to all price cap Local Exchange Carriers (LECs), its retroactive application to the 1996 annual tariff filings, and exogenous reductions associated with the completion of equal access amortization. The FCC denied the stay on June 18, 1997. The impact of the retroactive portion of the FCC orders was recorded in the second quarter of 1997.

On June 16, 1997, SBC and several other parties filed court appeals regarding several aspects of the Access Reform and Price Cap Orders. The appeal related to access reform has been assigned to the U.S. Court of Appeals for the Eighth Circuit in St. Louis (8th Circuit). The appeal related to price caps and the productivity offset decision had been assigned to the U.S. Court of Appeals for the 10th Circuit in Denver, but on July 28, 1997 it was transferred to the U.S Court of Appeals for the D.C. Circuit.

Interconnection Agreements SWBell continues to enter into interconnection agreements with companies desiring to provide local service in its operating territory. Agreements have been reached and approved by all of the state commissions in states where SWBell operates.

Some parties have entered into second arbitration processes to address remaining interconnection issues in dispute in Kansas, Oklahoma, and Texas. Additionally, on July 17, 1997 the Federal District Court in Kansas City dismissed without prejudice SWBell's lawsuit challenging the AT&T arbitration order in Kansas on the grounds it was premature.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT-Continued

On July 18, 1997, the 8th Circuit set aside key parts of the FCC Interconnection Order that attempted to set prices for local exchange services, holding that the right to set such prices is reserved exclusively to the states. SWBell is in agreement with the 8th Circuit's ruling on the order and believes the intent of the Telecommunications Act of 1996 (Telecom Act) retained state regulators' jurisdiction over pricing of intrastate service and local interconnection. The FCC has indicated it will appeal the 8th Circuit's decision to the Supreme Court.

InterLATA Long-distance Filing On April 11, 1997, SBC filed an application with the FCC for the provision of interLATA long-distance services in Oklahoma under the provisions of the Telecom Act. The Oklahoma Corporation Commission approved SBC's application in April 1997. On June 26, 1997, the FCC denied SBC's application on the basis that SBC had not met the requirement established by the Telecom Act. SBC intends to appeal.

Incentive Legislation Oklahoma enacted legislation, effective July 1, 1997, which provides for alternative regulation in Oklahoma for telecommunications providers. Key provisions of the new law allow SWBell to apply for alternative regulation at any time, impose a restriction against the state commission initiating a rate case until February 5, 2001, establish a Universal Service Fund (USF), and require SWBell to keep intrastate access rates in parity with interstate rates, but allows SWBell to seek partial recovery of the access rate reductions from the USF. In addition, the new law allows for streamlined tariff processing procedures and allows companies to apply to have services declared competitive and eventually deregulated.

Portions of Telecom Act Challenged On July 2, 1997, SBC sued in U.S. District Court for the Northern District of Texas to declare a portion of the Telecom Act unconstitutional on the grounds the Telecom Act improperly discriminates against SBC by imposing restrictions that prohibit SBC from offering interLATA long-distance and other services that other local exchange companies are free to provide. The suit challenges only that portion of the Telecom Act which excludes SBC from competing in certain lines of business.

OTHER BUSINESS MATTERS

Over the next few years, SWBell is expecting to incur significant capital and software expenditures for interconnection and customer number portability. SWBell expects the capital costs and expenses associated with customer number portability, which allows customers to switch to new local competitors and keep the same phone number, to total up to $750 on a pre-tax basis over the next four years. Full recovery of customer number portability costs is required under the Telecom Act; however, the FCC has not yet determined when or how those significant costs will be recovered. The FCC has suspended the tariff filed by SWBell for recovery of these costs until September 1997, pending the issuance of its order on customer number portability. SWBell is unable to predict the likelihood of the FCC permitting the tariff to become effective. Capital costs and expenses associated with interconnection will vary based on the number of competitors seeking interconnection and markets entered and customers served by those competitors. Accordingly, SWBell is currently unable to reasonably estimate these costs.

SOUTHWESTERN BELL TELEPHONE COMPANY

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      On July 15, 1997 SWBell filed a Current  Report on Form 8-K,  reporting on
      Item 7, Financial Statements and Exhibits. In the report, SWBell filed exhibits relating to the issuance of 6 5/8% Notes due July 15, 2007 and 7 3/8% debentures due July 15, 2027.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Southwestern Bell Telephone Company




August 13, 1997                        /s/Richard G. Lindner
                                       Richard G. Lindner
                                       Vice President and Chief Financial
                                       Officer (Principal Accounting/
                                       Financial Officer)