Form 10-Q
period 1997-09-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1997-11-12
CIK 92476

FORM 10-Q

                               United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1997

                                     or

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

                  175 E. Houston, San Antonio, Texas 78205
                      Telephone Number: (210) 821-4105


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

SOUTHWESTERN BELL TELEPHONE COMPANY
--------------------------------------------------------------------------------
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
--------------------------------------------------------------------------------
                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                   --------------------------------------------
                                     1997        1996        1997          1996
--------------------------------------------------------------------------------
Operating Revenues
Local service                     $ 1,337     $ 1,203     $ 3,898      $  3,495
Network access
   Interstate                         548         537       1,631         1,601
   Intrastate                         273         283         813           827
Long-distance service                 204         213         620           656
Other                                 266         220         743           632
--------------------------------------------------------------------------------
Total operating revenues            2,628       2,456       7,705         7,211
--------------------------------------------------------------------------------

Operating Expenses
Cost of services and products       1,002         897       2,910         2,628
Selling, general and                  485         468       1,525         1,332
  administrative
Depreciation and amortization         475         452       1,440         1,337
--------------------------------------------------------------------------------
Total operating expenses            1,962       1,817       5,875         5,297
--------------------------------------------------------------------------------
Operating Income                      666         639       1,830         1,914
--------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                     (85)        (79)       (254)         (242)
Other income - net                     11           2          12             4
--------------------------------------------------------------------------------
Total other income (expense)         (74)        (77)       (242)         (238)
--------------------------------------------------------------------------------

Income Before Income Taxes            592         562       1,588         1,676
--------------------------------------------------------------------------------
Income Taxes                          218         208         591           623
--------------------------------------------------------------------------------
Net Income                        $   374     $   354     $   997      $  1,053
--------------------------------------------------------------------------------

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
--------------------------------------------------------------------------------
BALANCE SHEETS
Dollars in millions
--------------------------------------------------------------------------------
                                               September 30,       December 31,
                                               --------------     --------------
                                                        1997               1996
--------------------------------------------------------------------------------
Assets                                           (Unaudited)
Current Assets
Cash and cash equivalents                        $        97          $      69
Accounts receivable - net of allowances for            1,789              1,674
uncollectibles of $30 and $23
Prepaid expenses                                         267                168
Deferred charges                                          43                 35
Deferred income taxes                                     98                 96
Other current assets                                     120                137
--------------------------------------------------------------------------------
Total current assets                                   2,414              2,179
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost               30,509             29,347
 Accumulated depreciation and amortization            18,234             17,588
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                   12,275             11,759
--------------------------------------------------------------------------------
Other Assets                                              44                 30
--------------------------------------------------------------------------------
Total Assets                                     $    14,733          $  13,968
--------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                    $     1,107          $     921
Accounts payable and accrued liabilities               2,668              2,517
--------------------------------------------------------------------------------
Total current liabilities                              3,775              3,438
--------------------------------------------------------------------------------
Long-Term Debt                                         4,629              4,265
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                    320                209
Postemployment benefit obligation                      2,597              2,646
Unamortized investment tax credits                       231                255
Other noncurrent liabilities                             318                269
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent            3,466              3,379
liabilities
--------------------------------------------------------------------------------

Shareowner's Equity
Common stock - one share, no par value                     1                  1
Paid-in surplus                                        2,667              3,687
Retained earnings (deficit)                              195              (802)
--------------------------------------------------------------------------------
Total shareowner's equity                              2,863              2,886
--------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity        $    14,733          $  13,968
--------------------------------------------------------------------------------

See Notes to the Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash
and cash equivalents
(Unaudited)
-----------------------------------------------------------------------------------
                                                                Nine months ended
                                                                  September 30,
                                                               --------------------
                                                                   1997       1996
-----------------------------------------------------------------------------------
Operating Activities
Net income                                                   $      997 $    1,053
Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
   Depreciation and amortization                                  1,440      1,337
   Provision for uncollectible accounts                              87         71
   Amortization of investment tax credits                          (24)       (23)
   Deferred income tax expense                                      109         61
   Other - net                                                    (220)      (289)
-----------------------------------------------------------------------------------
Total adjustments
                                                                  1,392      1,157
-----------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                         2,389      2,210
-----------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                           (1,890)    (1,629)
-----------------------------------------------------------------------------------
Net Cash Used in Investing Activities                           (1,890)    (1,629)
-----------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                                 238        295
Issuance of other short-term borrowings                             120        209
Repayment of other short-term borrowings                          (195)       (89)
Issuance of long-term debt                                          487         75
Repayment of long-term debt                                       (101)      (201)
Dividends paid                                                  (1,175)    (1,039)
Equity received from parent                                         155        200
-----------------------------------------------------------------------------------
Net Cash Used in Financing Activities                             (471)       (550)
-----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            28         31
-----------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                          69         43
-----------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                      $       97  $       74
-----------------------------------------------------------------------------------

Cash paid during the nine months ended September 30 for:
     Interest                                                $      237 $      237
     Income taxes                                            $      370 $      498

See Notes to the Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY

--------------------------------------------------------------------------
STATEMENT OF SHAREOWNER'S EQUITY

Dollars in millions
(Unaudited)
----------------------------------------------------------------------------
                                                                  Retained
                                          Common      Paid-in     Earnings
                                          Stock       Surplus     (Deficit)
----------------------------------------------------------------------------
Balance, December 31, 1996             $        1   $    3,687  $     (802)

Net income                                      -            -          997
Dividend to shareowner                          -      (1,175)            -
Equity received from parent                     -          155            -
----------------------------------------------------------------------------
Balance, September 30, 1997            $        1   $    2,667  $       195
----------------------------------------------------------------------------

See Notes to Financial Statements.

                             * * * *


SELECTED FINANCIAL AND OPERATING DATA

At September 30, or for the nine months                  1997          1996
then ended:
                                                       -------       -------

  Return on weighted average total capital.............19.59%       21.55%

  Debt ratio...........................................66.70%       64.60%

  Network access lines in service (000)................15,556       14,797

  Access minutes of use (000,000)......................44,229       40,971

  Number of employees..................................50,870       48,280

SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION - Southwestern Bell Telephone Company (SWBell) is a wholly-owned subsidiary of SBC Communications Inc. (SBC). The financial statements have been prepared by SWBell pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in SWBell's 1996 Annual Report on Form 10-K. During the third quarter of 1997, SWBell's commercial paper was replaced by intercompany loans from SBC. Intercompany loans as of September 30, 1997 totaled $963.

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

   Post-merger initiatives
   During the second quarter 1997, SBC announced several strategic decisions resulting from the merger integration process that began with the April 1 closing of its merger with PAC. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. In connection with these initiatives, SWBell recognized several charges during the second quarter. Following is a discussion of the most significant of these charges.

   Reorganization SBC will centralize several key functions that will support the operations of SWBell, Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. SWBell, PacBell, and Nevada Bell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

   SWBell recognized a charge of approximately $57 ($36 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred.

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

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Southwestern Bell Telephone Company (SWBell) for the first nine months of 1997 and 1996 are summarized as follows:

---------------------------------------------------------------------------
                                                   Nine-Month Period
                                              -----------------------------
                                                                   Percent
                                                   1997     1996   Change
---------------------------------------------------------------------------
Operating revenues                             $  7,705 $  7,211      6.9%
Operating expenses                             $  5,875 $  5,297     10.9%
Net income                                     $    997 $  1,053     (5.3)%
===========================================================================

SWBell's nine-month net income includes after-tax charges of $168 reflecting strategic initiatives resulting from SBC Communications Inc.'s (SBC) comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997, costs incurred for customer number portability since the merger and charges for ongoing merger integration costs, primarily related to the movement of employees. Excluding these charges, SWBell reported net income of $1,165 for the first nine months of 1997, 10.6% higher than the first nine months of 1996 net income of $1,053. SWBell currently anticipates additional after-tax charges for ongoing merger integration costs, primarily related to movement of employees, and customer number portability of $100 to $150 during the remainder of 1997.

Excluding these charges, the primary factors contributing to the increase in net income during the first nine months of 1997 was growth in demand for services and products.

Revenues SWBell's operating revenues for the first nine months of 1997 reflect reductions of $66 related primarily to the impact of several regulatory rulings during the second quarter of 1997. Excluding these reductions, SWBell's operating revenues increased $560, or 7.8%. Components of operating revenues for the first nine months of 1997 and 1996 are as follows:

----------------------------------------------------------------------------
                                                     Nine Month Period
                                              ------------------------------
                                                                    Percent
                                                  1997     1996     Change
----------------------------------------------------------------------------
Local service                                 $  3,898  $ 3,495       11.5%
Network access:
   Interstate                                    1,631    1,601        1.9
   Intrastate                                      813      827       (1.7)
Long-distance service                              620      656       (5.5)
Other                                              743      632       17.6
-------------------------------------------------------------------
     Total                                    $ 7,705   $ 7,211        6.9%
============================================================================

      Local Service revenues increased in the first nine months of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 5.1% since September 30, 1996, of which 67% was due to growth in Texas.
      Approximately 30% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 24%. Additionally, Federal payphone deregulation increased local service revenues and decreased long-distance and interstate network access; the overall impact was a slight increase in total operating revenues.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued


      Network Access Interstate network access revenues reflect charges of $52 due to the adverse impacts of several recent regulatory issues, including recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment mandated in the July 1, 1997 Federal price cap filing. Without these impacts, interstate network access revenues increased in the first nine months of 1997 due largely to increases in demand for access services by interexchange carriers. Growth in revenues from end-user charges, attributable to an increasing access line base, also contributed to the increase. Partially offsetting these increases was the effect of the rate reduction related to the productivity factor adjustment.

      Intrastate network access revenues decreased slightly in the first nine months of 1997 as modest increases in demand, including usage by alternative intraLATA toll carriers, were more than offset by net price decreases resulting from state regulatory rate orders.

      Long-Distance Service revenues decreased in the first nine months of 1997 due primarily to the impact of price competition from alternative intraLATA toll carriers and the introduction and deployment of extended area local service plans. The decrease in long-distance service revenues also reflects impacts of state regulatory rate orders.

      Other operating revenues increased in the first nine months of 1997 due primarily to sales of business systems communications equipment attributable to the December 1996 movement of the business of Southwestern Bell Telecommunications Inc. (Telecom), a wholly-owned subsidiary of SBC which marketed business and residential communications equipment, into SWBell. Results also reflect increases in demand for SWBell's nonregulated services and products. These increases were somewhat offset by decreases in sales of Caller ID equipment resulting from outsourcing Caller ID equipment sales to an external vendor during 1997.

Expenses SWBell's operating expenses for the first nine months of 1997 reflect $193 of charges related to strategic initiatives resulting from a comprehensive review of operations (see Note 2 to the Financial Statements), costs incurred for customer number portability since the merger and charges for ongoing merger integration costs. Excluding these charges, operating expenses increased $385, or 7.3%. Components of operating expenses for the first nine months of 1997 and 1996 are as follows:

---------------------------------------------------------------------------
                                                   Nine-Month Period
                                              -----------------------------
                                                                    Percent
                                                1997      1996      Change
---------------------------------------------------------------------------
Cost of services and products                 $  2,910  $ 2,628       10.7%
Selling, general and administrative              1,525    1,332       14.5
Depreciation and amortization                     1,440   1,337        7.7
------------------------------------------------------------------
   Total                                      $  5,875  $ 5,297       10.9%
===========================================================================

      Cost of services and products for the first nine months of 1997 reflects charges of $41 relating to strategic initiatives, including charges for customer number portability. Excluding these charges, cost of services and products increased $241, or 9.2%, in the first nine months of 1997 due primarily to increases in employee compensation, network expansion and maintenance and interconnection costs. Results also reflect increased expenses for business systems communications equipment now sold by SWBell (formerly sold by Telecom as described above).

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

      Selling, general and administrative expense for the first nine months of 1997 reflects one-time charges of $115, including the $57 charge relating to reorganization (see Note 2 to the Financial Statements). Excluding these charges, selling, general and administrative expenses increased $78, or 5.9%, in the first nine months of 1997 due primarily to increases in sales agents commissions, employee compensation, advertising and uncollectibles.

      Depreciation and amortization for the first nine months of 1997 reflects one-time charges of $37 for the write off of voice dial equipment which will be discontinued (see Note 2 to the Financial Statements). Excluding this charge, depreciation and amortization increased $66, or 4.9%, in the first nine months of 1997 due primarily to growth in plant levels. Depreciation and amortization for the first nine months of 1997 also reflects a $69 decrease due to an increase in copper cable life caused by a limited deployment of asymmetrical digital subscriber line equipment. This decrease was mostly offset by a change in the effective composite rate for other plant categories.

Interest expense increased $12, or 5.0%, in the first nine months of 1997 due to increased debt levels.

Income taxes decreased $32, or 5.1%, in the first nine months of 1997 due primarily to lower income before income taxes.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

State Interconnection Agreements/ Reselling Developments SWBell continues to enter into interconnection agreements with companies desiring to provide local service in its operating territory. Approximately 180 interconnection agreements have been reached, and most have been approved by the relevant state commissions. AT&T Corp. (AT&T) and other competitors are reselling SWBell local exchange services, and as of September 30, 1997, there were more than 150,000 access lines supporting services resold by competitors.

Federal Interconnection In September 1997, 28 state commissions, the National Association of Regulatory Utilities Commissioners and the D.C. Public Service Commission, along with many companies who have Local Exchange Carriers (LECs) including SBC, filed petitions to enforce the July 18, 1997 ruling of the U.S. Court of Appeals for the Eighth Circuit in St. Louis (8th Circuit) that the right to set local exchange prices, including the pricing methodology used, is reserved exclusively to the states. The petitions respond to the Federal Communications Commission's (FCC) rejection of Ameritech Corporation's interLATA long-distance application in Michigan in which the FCC stated it is applying its own pricing standards to interLATA applications. The petitioners assert the FCC is violating state authority. On October 14, 1997, the 8th Circuit granted the LECs' petitions for rehearing and ruled that they do not have to deliver network elements to competitors in anything other than completely unbundled form.

Payphone Deregulation/Market Price Adjustments Final price deregulation of the payphone industry took effect October 7, 1997. SWBell raised payphone prices throughout its operating territories, beginning in October 1997. The new prices are the result of federal telecommunications deregulation, which prohibits the subsidy of payphone service directly or indirectly from telephone service operations and allows payphone providers to determine their own pricing.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS-Continued

Portions of the Telecommunication Act of 1996 (Telecom Act) Challenged In July 1997, SBC brought suit in the U.S. District Court for the Northern District of Texas, seeking a declaration that a portion of the Telecom Act is unconstitutional on the grounds that it improperly discriminates against SBC by imposing restrictions that prohibit SBC from offering interLATA long-distance and other services that other LECs are free to provide. The suit challenges only that portion of the Telecom Act that excludes SBC from competing in certain lines of business. SBC is currently awaiting a decision by the court on its motion for summary judgement.

FCC Pre-empts Portions of Texas Public Utility Regulatory Act (PURA) The FCC pre-empted and voided portions of PURA that required certain new entrants to build telephone networks to cover a 27 square-mile area in any market they entered. Also pre-empted were rules that excluded competitors from entering markets with fewer than 31,000 access lines and limited resale of Centrex phone services. Texas regulators have already given AT&T and MCI Communications Corporation waivers of the build-out requirement that was pre-empted, and SWBell has dismissed all appeals relating to this issue.

Price Cap Regulation Approved in Missouri The Missouri Public Service Commission
(MPSC) issued an order determining that SWBell is now subject to price cap regulation. Prices in effect as of December 31, 1996 are the initial maximum allowable rates for services. Maximum allowable rates cannot be adjusted until January 1, 2000 for basic and access services and until January 1, 1999 for non-basic services. On an exchange basis where a competitor begins operations, the January 1, 1999 freeze on maximum allowable rates for non-basic services is removed. After those dates, caps may be adjusted based on one of two government indices. In an exchange where competition for basic local service exists for five years, services will be declared competitive and subject to market pricing unless the MPSC finds effective competition does not exist.

OTHER BUSINESS MATTERS

Over the next few years, SWBell is expecting to incur significant capital and software expenditures for interconnection and customer number portability. SWBell expects the capital costs and expenses associated with customer number portability, which allows customers to switch to new local competitors and keep the same phone number, to total up to $600 on a pre-tax basis over the next four years. Full recovery of customer number portability costs is required under the Telecom Act; however, the FCC has not yet determined when or how those significant costs will be recovered. SWBell has filed a tariff for recovery of these costs. No action has been taken by the FCC on this tariff, pending the issuance of its order on customer number portability. SWBell is unable to predict the likelihood of the FCC permitting the tariff to become effective. Capital costs and expenses associated with interconnection will vary based on the number of competitors seeking interconnection and markets entered and customers served by those competitors. Accordingly, SWBell is currently unable to reasonably estimate these costs.

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

                                       Southwestern Bell Telephone Company




November 12, 1997                      /s/ Richard G. Lindner
                                       ----------------------
                                       Richard G. Lindner
                                       Vice President and Chief Financial
                                       Officer (Principal Accounting/
                                       Financial Officer)