Form 10-K405
period 1997-12-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1998-03-11
CIK 92476

FORM 10-K

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

  |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1997

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

                 175 E. Houston, San Antonio, Texas 78205-2233
                         Telephone Number 210-821-4105


Securities registered pursuant to Section 12(b) of the Act: (See attached Schedule A)

      Securities registered pursuant to Section 12(g) of the Act:  None.

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SBC COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

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


                                  Name of each
      Title of each Class                                exchange
                               on which registered

           -------------                              ---------------

 Seven Year 6-1/8% Notes,                          New York Stock
    due March 1, 2000                              Exchange

 Eight Year 6-3/8% Notes,                          New York Stock
    due April 1, 2001                              Exchange

 Twelve Year 6-5/8% Notes,                         New York Stock
    due April 1, 2005                              Exchange

 Thirty-Eight Year 7-3/4%                          American Stock
 Debentures,                                       Exchange
    due September 1, 2009

 Forty Year 6-7/8% Debentures,                     American Stock
    due February 1, 2011                           Exchange

 Forty Year 7-3/8% Debentures,                     American Stock
    due May 1, 2012                                Exchange

 Forty Year 7-5/8% Debentures,                     American Stock
    due October 1, 2013                            Exchange

 Twenty-Two Year 7% Debentures,                    New York Stock
    due July 1, 2015                               Exchange

 Thirty Year 7-5/8%                                New York Stock
 Debentures,                                       Exchange
    due March 1, 2023

 Thirty-Two Year 7-1/4%                            New York Stock
 Debentures,                                       Exchange
    due July 15, 2025

                               TABLE OF CONTENTS




Item                                                                  Page
-----                                                                  ----

                                  PART I

 1.  Business.......................................................     4
 2.  Properties.....................................................     7
 3.  Legal Proceedings..............................................     7
 4.  Submission of Matters to a Vote of Security Holders............     *


                                    PART II

 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters..........................................     8
 6.  Selected Financial and Operating Data..........................     8
 7.  Management's Discussion and Analysis of Results of Operations
     (Abbreviated pursuant to General Instruction I(2)).............     9
7A.  Quantitative and Qualitative Disclosures about Market Risk.....    17
 8.  Financial Statements and Supplementary Data....................    19
 9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure.....................................    35


                                   PART III

10.  Directors and Executive Officers of the Registrant.............     *
11.  Executive Compensation.........................................     *
12.  Security Ownership of Certain Beneficial Owners and
       Management...................................................     *
13.  Certain Relationships and Related Transactions.................     *


                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   35





----------

*Omitted pursuant to General Instruction I(2).

                                    PART I

ITEM 1. BUSINESS

GENERAL

Southwestern Bell Telephone Company (SWBell) was incorporated in 1882 under the laws of the State of Missouri, and has its principal executive offices at 175 E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105). SWBell is a wholly-owned subsidiary of SBC Communications Inc. (SBC), which was incorporated under the laws of the State of Delaware in 1983 by AT&T Corp. (AT&T) as one of the original seven regional holding companies (RHCs) formed to hold AT&T's local telephone companies. AT&T divested SBC by means of a spin-off of stock to its shareowners on January 1, 1984 (divestiture). The divestiture was made pursuant to a consent decree, referred to as the Modification of Final Judgment (MFJ), issued by the United States District Court for the District of Columbia (District Court). With the mergers of SBC and Pacific Telesis Group
(PAC), and Bell Atlantic Corporation and NYNEX Corporation, there are now five RHCs.


FEDERAL LEGISLATION AND THE MFJ

On February 8, 1996, the Federal Government enacted the Telecommunications Act of 1996 (the Telecom Act), a major, wide-ranging amendment to the Communications Act of 1934.

By its specific terms, the Telecom Act supersedes the jurisdiction of the District Court with regard to activities occurring after the date of enactment. The FCC is given authority for all post-enactment conduct, with the District Court retaining jurisdiction of pre-enactment conduct for a five-year period. As a result of these provisions, on April 11, 1996 the District Court issued its Opinion and Order terminating the MFJ and dismissing all pending motions as moot, thereby effectively ending 13 years of RHCs regulation under the MFJ.

In July 1997, SBC brought suit in the U.S. District Court for the Northern District of Texas (U.S. District Court), seeking a declaration that parts of the Telecom Act are unconstitutional on the grounds that they improperly discriminate against SWBell by imposing restrictions that prohibit SWBell by name from offering interLATA (Local Access Transport Area) long-distance and other services that other Local Exchange Carriers (LECs) are free to provide. The suit challenged only those portions of the Telecom Act that exclude SWBell from competing in certain lines of business. On December 31, 1997 the U.S. District Court issued a ruling declaring unconstitutional, among other things, the prohibitions on SBC providing interLATA long-distance in SWBell operating areas. If upheld, this ruling is expected to speed competition in the interLATA long-distance markets in SWBell's regulated operating areas. The FCC and competitor intervenors have sought and received a stay of the decision by the U.S. District Court. Additional information relating to the Telecom Act is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Competitive Environment" beginning on page 14 of this report.

BUSINESS OPERATIONS

SBC is centralizing several key functions that will support the wireline operations of SWBell, and two subsidiaries of PAC, Pacific Bell and Nevada Bell, including network planning, strategic marketing and procurement. SBC is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. SWBell, Pacific Bell and Nevada Bell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

SWBell recognized charges during 1997 in connection with these initiatives. The charges were comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger relating to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred. Additional information on these charges is contained in Note 3 of the Financial Statements.

SWBell serves the nation's second most populous state, Texas, and sections of the nation's Midwest region, including 2 of the country's 10 largest metropolitan areas and 7 of the country's 50 largest metropolitan areas.
SWBell's principal services include local, long-distance and network access services, which are provided in the states of Texas, Missouri, Oklahoma, Kansas and Arkansas (five-state area). Local services involve the transport of telecommunications traffic between telephones and other customer premises equipment (CPE) located within the same local service calling area. Local services include: basic local exchange service, certain extended area service, dedicated private line services for voice and special services, directory assistance and various custom calling services. Long-distance services involve the transport of telecommunications traffic between local calling areas within the same LATA (intraLATA). Long-distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services. Network access services connect a subscriber's telephone or other equipment to the transmission facilities of other carriers which provide long-distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

SWBell offers certain services on a "wholesale" basis to competitors, as well as provides elements of SWBell's network on an "unbundled" basis for local competition. These services are being offered as specified by the Telecom Act and state actions and agreements. That legislation and the regulations promulgated by state and federal agencies to implement it have resulted in SWBell facing increased competition in significant portions of its business. At December 31, 1997, SWBell provided wholesale services to more than 250 thousand access lines. Management cannot quantify the impact to SWBell's business in 1998 from local exchange competition, as uncertainty exists as to the breadth and scope of competitors' offering of local exchange services to all portions of the market in-region, and as certain regulations, tariffs and negotiations governing such competition are not yet finalized.

The following table sets forth the percentage for SWBell of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.
-------------------------------------------------- ----------------------------
                                                       Percentage of Total
                                                       Operating Revenues
-------------------------------------------------- ----------------------------
                                                  1997        1996        1995
------------------------------------------- ----------- ----------- -----------
Local service                                      51%         48%         48%
Network access                                     32%         33%         34%
------------------------------------------- ----------- ----------- -----------

SWBell provides its services over approximately 10.2 million residential and 5.3 million business access lines in the five-state area. During 1997, over two-thirds of SWBell's access line growth occurred in Texas.

During 1997, SWBell continued to expand its offering of vertical services throughout its five-state area. Some of these services include Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

In December 1996, substantially all of the operations of Southwestern Bell Telecommunications, Inc., a wholly-owned subsidiary of SBC were moved into the operations of SWBell. The move did not and is not expected to have a significant impact on SWBell's results of operations.

GOVERNMENT REGULATION

In the five-state area, SWBell is subject to regulation by state commissions which have the power to regulate, in varying degrees, intrastate rates and services, including local, long-distance and network access (both intraLATA and interLATA access within the state) services. SWBell is also subject to the jurisdiction of the FCC with respect to international and interstate rates and services, including interstate access charges. Access charges are designed to compensate SWBell for the use of its facilities for the origination or termination of long-distance and other communications by other carriers. There are currently no access charges to the Internet.

Additional information relating to federal and state regulation of SWBell is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Regulatory Environment" beginning on page 12 of this report.

MAJOR CUSTOMER

Approximately 11% in 1997, 11% in 1996 and 13% in 1995 of SWBell's revenues were from services provided to AT&T. No other customer accounted for more than 10% of total revenues.

COMPETITION

Information relating to competition in the telecommunications industry is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Competitive Environment" beginning on page 14 of this report.

RESEARCH AND DEVELOPMENT

Certain company-sponsored basic and applied research was conducted at Bell Communications Research, Inc. (Bellcore). SWBell owned a one-seventh interest in Bellcore with the remainder owned by SBC, through PAC, and the other four remaining RHCs. In November 1997, the sale of Bellcore was completed. The RHCs retained the activities of Bellcore that coordinate the Federal Government's telecommunications requirements for national security and emergency preparedness.

Applied research is also conducted at SBC Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides research, technology planning and evaluation services to SBC and its subsidiaries, including SWBell.

EMPLOYEES

As of December 31, 1997, SWBell employed 50,500 persons. Approximately 77% of the employees are represented by the Communications Workers of America (CWA). A contract covering an estimated 39,000 employees between the CWA and SWBell ends in August 1998. A new contract is scheduled to be negotiated in 1998.

ITEM 2.  PROPERTIES

The properties of SWBell do not lend themselves to description by character and location of principal units. At December 31, 1997, network access lines represented 44% of SWBell's investment in telephone plant; central office equipment represented 39%; land and buildings represented 9%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 6%; and information origination/termination equipment represented 2%.

ITEM 3.  LEGAL PROCEEDINGS

Six putative class actions in Texas, Missouri, Oklahoma, and Kansas that involved the provision by SWBell of maintenance and trouble diagnosis services relating to telephone inside wire located on customer premises have been settled. These actions alleged that SWBell's sales practices in connection with these services violated antitrust, fraud and/or deceptive trade practices statutes. The trial court has approved the settlement, which is not expected to materially affect the financial results of SWBell.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2).

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA


  -----------------------------------------------------------------------------
                                      At December 31, or for the year ended
                                                1997           1996
  ------------------------------------------------------------------------------
  Return on Weighted Average                     17.82%       20.99%
    Total Capital
  Debt Ratio (debt, including                    64.44%       64.24%
  current maturities, as a
  percentage of total capital)
  Network access lines in  service              15,741        14,943
  (000)
  Access minutes of use (000,000)               59,395        55,112
  Number of employees                           50,500        49,470
  ------------------------------------------------------------------------------

Operating data may be periodically revised to reflect the most current information available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS Dollars in millions

This discussion should be read in conjunction with the financial statements and the accompanying notes.

RESULTS OF OPERATIONS

Summary

Financial results, including percentage changes from the prior year, are summarized as follows:

--------------------------------------------------------------------------------
                                                                     Percent
                                                1997        1996   Change
                                                                     1997 vs.
                                                                       1996
--------------------------------------------------------------------------------
Operating revenues                          $ 10,313    $  9,733          6.0  %
Operating expenses                          $  8,121    $  7,243         12.1  %
Net income                                  $  1,187    $  1,369        (13.3) %
--------------------------------------------------------------------------------


SWBell's net income for 1997 includes after-tax charges of $296 reflecting strategic initiatives resulting from SBC Communications Inc.'s (SBC) comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997, costs incurred for customer number portability since the merger and charges for ongoing merger integration costs, primarily related to the movement of employees. Excluding these charges and the favorable impact of SWBell's after-tax gain from the sale of its interest in Bell Communications Research, Inc. (Bellcore), SWBell reported net income of $1,468, 7.2% higher than 1996 net income of $1,369. Excluding these items, the primary factor contributing to the increase in net income in 1997 was growth in demand for services and products.

Items affecting the comparison of the operating results between 1997 and 1996 are discussed in the following sections

Operating Revenues

SWBell's operating revenues for 1997 reflect reductions of $66 related primarily to the impact of several regulatory rulings during the second quarter of 1997. Excluding these reductions, SWBell's operating revenues increased $646, or 6.6%. Components of operating revenues for 1997, including percentage changes from the prior year, are as follows:

-------------------------------------------------------------------------------
                                                                    Percent
                                            1997        1996         Change
                                                                    1997 vs.
                                                                      1996
-------------------------------------------------------------------------------
Local service                           $  5,237    $  4,718           11.0%
Network access
  Interstate                               2,176       2,145            1.4
  Intrastate                               1,078       1,099           (1.9)
Long-distance service                        803         883           (9.1)
Other                                      1,019         888           14.8
================================================================
      Total                             $ 10,313    $  9,733            6.0%
===============================================================================

Dollars in millions

     Local Service revenues increased in 1997 due to increases in demand, including increases in residential and business access lines and vertical services revenues. Total access lines increased 5.3% in 1997, of which approximately 68% was due to growth in Texas. Access lines in Texas account for approximately 59% of SWBell's access lines. Approximately 32% of access line growth in 1997 was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other services, increased by approximately 23% in 1997. Additionally, Federal payphone deregulation in 1997 increased local service revenues and decreased long-distance service revenues and interstate network access revenues; the overall impact was a slight increase in total operating revenues.

     Network Access Interstate network access revenues reflect charges of $52 due to the adverse impacts of several regulatory issues during the second quarter of 1997, including recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment mandated in the July 1, 1997 Federal price cap filing. Without these impacts, interstate network access revenues increased in 1997 due largely to increases in demand for access services by interexchange carriers. Growth in revenues from end user charges, attributable to an increasing access line base, also contributed to the increase. Partially offsetting these increases were the effects of rate reductions of approximately $80 in 1997 related to the FCC's productivity factor adjustment.

     Intrastate network access revenues decreased slightly in 1997 as modest increases in demand, including usage by alternative intraLATA toll carriers, were more than offset by net price decreases resulting from state regulatory rate orders.

     Long-Distance Service revenues decreased in 1997 due primarily to the impact of price competition from alternative intraLATA toll carriers and the introduction and deployment of extended area local service plans. The decrease in long-distance service revenues also reflects impacts of state regulatory rate orders.

     Other operating revenues increased in 1997 due primarily to sales of business systems communications equipment attributable to the December 1996 movement of substantially all the business of Southwestern Bell Telecommunications Inc. (Telecom), a wholly-owned subsidiary of SBC which marketed business and residential communications equipment, into SWBell. Results also reflect increases in demand for SWBell's nonregulated services and products.

Operating Expenses

SWBell's operating expenses for 1997 reflect $398 of charges related to strategic initiatives resulting from a comprehensive review of operations (see
Note 3 to the Financial Statements), costs incurred for customer number portability since the merger and charges for ongoing merger integration costs. Excluding these charges, operating expenses increased $480, or 6.6%. Components of operating expenses, including percentage changes from the prior year, are as follows:

-------------------------------------------------------------------------------
                                                                    Percent
                                            1997        1996         Change
                                                                    1997 vs.
                                                                      1996
-------------------------------------------------------------------------------
Cost of services and products           $  4,048    $  3,609           12.2%
Selling, general and administrative        2,146       1,839           16.7
Depreciation and amortization              1,927       1,795            7.4
----------------------------------------------------------------
     Total                              $  8,121    $  7,243           12.1%
===============================================================================

     Cost of Services and Products reflects charges of $149 in 1997 relating to strategic initiatives, including charges for customer number portability since the merger of SBC and PAC. Excluding these charges, cost of services and products increased $290, or 8.0%, in 1997 due primarily to increases in employee compensation, network expansion and maintenance and interconnection. Results also reflect increased expenses for business systems communications equipment now sold by SWBell (formerly sold by Telecom as described above).

     Selling, General and Administrative expense for 1997 reflects $209 of charges relating to strategic initiatives and ongoing merger integration costs. Excluding these charges, selling, general and administrative expense increased $98, or 5.3%, in 1997 due primarily to increases in sales agents commissions, employee compensation, and uncollectibles.

     Depreciation and Amortization for 1997 reflects one-time charges of $37 for the write off of voice dial equipment which will be discontinued (see Note 3 to the Financial Statements). Excluding this charge, depreciation and amortization increased $95, or 5.3%, in 1997 due primarily to growth in plant levels. Depreciation and amortization for 1997 also reflects a $92 decrease caused by an increase in copper cable life, which can be attributed to the emergence of new technologies, such as asymmetrical digital subscriber line equipment that expands the bandwidth of copper cable. This technological advancement resulted in a change in strategy, reflective of the rest of the industry to continue the wide-spread use of copper cable rather than fiber optic cable for distribution of residential applications. This decrease was mostly offset by a change in the effective composite rate for other plant categories.

Interest Expense increased $16, or 4.9%, in 1997 due to increased debt levels.

Income Tax expense decreased $98, or 12.3%, in 1997 due primarily to lower income before income taxes.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

Regulatory Environment

The telecommunications industry is in transition from a tightly regulated industry overseen by multiple regulatory bodies, to a more incentive-based, market driven industry monitored by state and federal agencies. SWBell's wireline telecommunications operations remain subject to regulation by the five states in which it operates for intrastate services and by the FCC for interstate services. In 1997, a new price cap regulatory plan was implemented for SWBell in Missouri, and in Oklahoma, legislation passed allowing alternative regulation. SWBell under price cap regulation has the freedom to establish and modify prices for some services as long as they do not exceed the price caps, as well as the freedom to change prices for some services without regulatory approval.

      Federal Regulation

During 1997, the FCC issued an Access Reform Order restructuring access charges paid for interexchange carrier access to SWBell's networks. The order raises the flat monthly end user charge for primary business lines, and additional residence and business lines, and lowers the price caps on per minute access charges for interstate long distance carriers. These changes, which took effect in 1997 and January 1998, are supposed to shift sources of revenue from carriers to end users without changing the total amount of revenue received by the Local Exchange Carriers (LECs).

The FCC's price cap plan for the LECs provides for changes to be made annually to the price caps for inflation, productivity and changes in other costs. In 1997 SWBell was ordered to begin using a 6.5% productivity offset, with no sharing. Prior to 1997, there were three productivity offsets, two of which provided for a sharing of profits above a specified earnings level with SWBell's customers and a higher productivity offset which did not include sharing. SWBell had elected the higher 5.3% productivity offset without sharing.

With the passage of the Telecom Act, the FCC has been conducting further proceedings in conjunction with access reform to address a number of pricing and productivity issues, and is performing a broader review of price cap regulation in the context of the increasingly more competitive telecommunications environment. The Chairman of the FCC has indicated that the FCC intends to act on these proceedings in 1998. The Telecom Act and FCC actions taken to implement provisions of the Telecom Act are discussed further under the heading "Competitive Environment."

Pursuant to the Telecom Act, the local coin rate in the payphone industry was deregulated by the FCC on October 7, 1997, and LECs were required to remove any direct or indirect subsidy of payphone service from their regulated telecommunications operations. Removal of the subsidy caused SWBell to raise the local coin rates throughout its operating territory in 1997.

      State Regulation

Through the end of 1997, SWBell operated in the five-state area under price caps or alternative regulation for its various services. Following is a listing of certain regulatory developments:

Texas The Public  Utility  Regulatory  Act,  which became  effective in May 1995
(PURA), allows SWBell and other LECs to elect to move from rate of return regulation to price regulation with elimination of earnings sharing. In September 1995, SWBell notified the Texas Public Utility Commission (TPUC) that it elected incentive regulation under PURA. Basic local service rates were capped at existing levels for four years following the election. The TPUC is prohibited from reducing switched access rates charged by LECs to interexchange carriers while rates are capped.

LECs electing price regulation must commit to network and infrastructure improvement goals, including expansion of digital switching and advanced high-speed services to qualifying public institutions, such as schools, libraries and hospitals, requesting the services. PURA also established an infrastructure grant fund for use by public institutions in upgrading their communications and computer technology. PURA provided for a total fund assessment of $150 annually on all telecommunications providers in Texas for a ten-year period. The 1997 Texas legislative session changed the funding for the infrastructure grant from annually collecting $150 for ten years to a flat rate (1.25%) applied to all telecommunications providers' sales taxable revenues. The law also provides a cap of $1,500 for the life of the fund. SWBell's annual payments will increase from the approximate current level in 1997 of $36 per year to approximately $50 for each of the next three years. Due to the industry growth in revenues, the fund should be completely funded before the original ten years.

PURA establishes local exchange competition by allowing other companies that desire to provide local exchange services to apply for certification by the TPUC, subject to certain build-out requirements, resale restrictions and minimum service requirements. PURA provides that SWBell will remain the default carrier of "1 plus" intraLATA long-distance traffic until SWBell is allowed to carry interLATA long-distance. In 1996, MCI Communications Corporation (MCI) and AT&T Corp. (AT&T) sued the state of Texas, alleging that PURA violates the Texas state constitution, and claiming that PURA establishes anticompetitive barriers designed to prevent MCI, AT&T and Sprint Corporation (Sprint) from providing local services within Texas. The FCC, also in response to petitions filed by AT&T and MCI preempted and voided portions of PURA that required certain new entrants to build telephone networks to cover a 27 square-mile area in any market they entered. Furthermore, the FCC also pre-empted rules that excluded competitors from entering markets with fewer than 31,000 access lines and which made resale of Centrex phone services subject to a limited property restriction. AT&T and MCI have dismissed their suits regarding this matter. In October 1997, SWBell filed with the FCC a Petition for Reconsideration regarding the preemption of the property restriction for Centrex services.

More than 170 applications for certification to provide competitive local service have been approved by the TPUC, with over 25 more applications pending approval. As a result, SWBell expects competition to continue to develop for local service, but the financial impacts of this competition cannot be reasonably estimated at this time.

Missouri  Effective  September 26, 1997, the Missouri Public Service  Commission
(MPSC) determined that SWBell is subject to price cap regulation. Prices in effect as of December 31, 1996 are the initial maximum allowable rates for services and cannot be adjusted until January 1, 2000 for basic and access services and until January 1, 1999 for non-basic services. On an exchange basis where a competitor begins operations, the January 1, 1999 freeze on maximum allowable rates for non-basic services is removed. After those dates, caps for basic and access services may be adjusted based on one of two government indices while caps for non-basic services may be increased up to 8% per year. In an exchange where competition for basic local service exists for five years, services will be declared competitive and subject to market pricing unless the MPSC finds effective competition does not exist. The Office of Public Counsel and MCI have sought judicial review of the MPSC determination.

Oklahoma Oklahoma enacted legislation, effective July 1, 1997, which allows for alternative regulation in Oklahoma for telecommunications providers. Key provisions of the new law allow SWBell to apply for alternative regulation at any time, impose a restriction against the Oklahoma Corporation Commission (OCC) initiating a rate case until February 5, 2001, establish a Universal Service Fund (USF), and require SWBell to keep intrastate access rates at parity with interstate rates. SWBell is allowed to seek partial recovery of the access rate reductions from the USF. In addition, the new law allows for streamlined tariff processing procedures and establishes a framework to have services declared competitive and eventually deregulated.

Competitive Environment

Competition continues to increase for telecommunication and information services. Recent changes in legislation and regulation have increased the opportunities for alternative service providers offering telecommunications services. Technological advances have expanded the types and uses of services and products available. As a result, SWBell faces increasing competition in significant portions of its business.

On February 8, 1996, the Telecom Act was enacted into law. The Telecom Act is intended to address various aspects of competition within, and regulation of, the telecommunications industry. The Telecom Act provides that all post-enactment conduct or activities which were subject to the consent decree issued at the time of AT&T divestiture of the Regional Holding Companies (RHCs), referred to as the Modification of Final Judgment (MFJ), are now subject to the provisions of the Telecom Act. In April 1996, the United States District Court for the District of Columbia issued its Opinion and Order terminating the MFJ and dismissing all pending motions related to the MFJ as moot. This ruling effectively ended 13 years of RHC regulation under the MFJ. Among other things, the Telecom Act also defines conditions SBC must comply with before being permitted to offer interLATA long-distance service within the five-state area and establishes certain terms and conditions intended to promote competition for SWBell's local exchange services.

Under the Telecom Act, SBC may immediately offer interLATA long-distance outside the regulated operating areas and over its wireless network both inside and outside the regulated operating areas. Before being permitted to offer landline interLATA long-distance service in any state within the five-state area, SBC must apply for and obtain state-specific approval from the FCC. The FCC's approval, which involves consultation with the United States Department of Justice and appropriate state commissions, requires favorable determinations that SWBell has entered into interconnection agreement(s) that satisfy a 14-point "competitive checklist" with predominantly facilities-based carrier(s) that serve residential and business customers or, alternatively, that SWBell has a statement of terms and conditions effective in that state under which it offers the "competitive checklist" items. The FCC must also make favorable public interest and structural separation determinations in connection with such applications.

In July 1997, SBC brought suit in the U.S. District Court for the Northern District of Texas (U.S. District Court), seeking a declaration that parts of the Telecom Act are unconstitutional on the grounds that they improperly discriminate against SWBell by imposing restrictions that prohibit SWBell by name from offering interLATA long-distance and other services that other LECs are free to provide. The suit challenged only those portions of the Telecom Act that exclude SWBell from competing in certain lines of business. On December 31, 1997 the U.S. District Court issued a ruling declaring unconstitutional, among other things, the prohibitions on SBC providing interLATA long-distance in SWBell operating areas. If upheld, this ruling is expected to speed competition in the interLATA long-distance markets in SWBell's regulated operating areas. The FCC and competitor intervenors have sought and received a stay of the decision by the U.S. District Court.

In August 1996, the FCC issued rules by which competitors could connect with LECs' networks, including those of SWBell. Among other things, the rules addressed unbundling of network elements, pricing for interconnection and unbundled elements (Pricing Provisions), and resale of retail telecommunications services. The FCC rules were appealed by numerous parties, including SBC.

In July 1997, the United States Court of Appeals for the Eighth Circuit in St. Louis (8th Circuit) held that the FCC did not have authority to promulgate rules related to the pricing of local intrastate telecommunications and that its rules in that regard were invalid. The 8th Circuit also overturned the FCC's rules which allowed competitors to "pick and choose" among the terms and conditions of approved interconnection agreements. In October 1997, the 8th Circuit issued a subsequent decision clarifying that the Telecom Act does not require the incumbent LECs to deliver network elements to competitors in anything other than completely unbundled form.

In September 1997, a number of parties including SBC, filed petitions to enforce the July 1997 ruling of the 8th Circuit that the right to set local exchange prices, including the pricing methodology used, is reserved exclusively to the states. The petitions responded to the FCC's rejection of Ameritech Corporation's interLATA long-distance application in Michigan in which the FCC stated it intended to apply its own pricing standards to RHC interLATA applications. The petitioners asserted the FCC was violating state authority. On January 22, 1998 the 8th Circuit ordered the FCC to abide by the July 1997 ruling and reiterated that the FCC cannot use interLATA long-distance applications made by SBC and other RHC wireline subsidiaries wishing to provide interLATA long-distance to attempt to re-impose the pricing standards ruled invalid in July 1997 by the 8th Circuit. On January 26, 1998, the U.S. Supreme Court agreed to hear all appeals of the July 1997 8th Circuit decision.

The effects of the FCC rules are dependent on many factors including, but not limited to: the ultimate resolution of the pending appeals; the number and nature of competitors requesting interconnection, unbundling or resale; and the results of the state regulatory commissions' review and handling of related matters within their jurisdictions. Accordingly, SWBell is not able to assess the impact of the FCC rules at this time.

      Landline Local Service

Recent state legislative and regulatory developments also allow increased competition for local exchange services. Companies wishing to provide competitive local service have filed numerous applications with state commissions throughout SWBell's five-state area, and the commissions of each state have been approving these applications since late 1996. Under the Telecom Act, companies seeking to interconnect to SWBell's networks and exchange local calls must enter into interconnection agreements with SWBell. These agreements are then subject to approval by the appropriate state commissions. SWBell has reached more than 200 interconnection and resale agreements with competitive local service providers, and most have been approved by the relevant state commissions. AT&T and other competitors are reselling SWBell's local exchange services, and as of December 31, 1997, there were more than 250,000 SWBell access lines supporting services being sold by resale competitors throughout SWBell's five-state area, most of them in Texas. Many competitors have placed facilities in service, and have begun advertising campaigns and offering services. Beginning in 1996, SWBell was also granted facilities-based and resale operating authority in territories served by other LECs. SWBell began local exchange service offerings to these areas during 1997.

In December 1997, the TPUC set rates that SWBell may charge for access and interconnection to its telephone network. The TPUC decision sets pricing for dozens of network components and completes a consolidated arbitration between SWBell and six of its competitors, including AT&T and MCI. SWBell has TPUC-approved resale and interconnection agreements with approximately 80 local service providers, with approximately 15 pending approval.

In Missouri, the MPSC issued orders on a consolidated arbitration hearing with AT&T and MCI and on selected items with Metropolitan Fiber Systems (MFS). Among other terms, the orders established discount rates for resale of SWBell services and prices for unbundled network elements. SWBell appealed the interconnection agreement resulting from the first arbitration proceeding on November 5, 1997; a decision is still pending. A second arbitration process to address other interconnection issues with AT&T has concluded, and the MPSC issued an order on December 23, 1997. SWBell has sought reconsideration of this order. A contract consistent with the order was submitted to the MPSC on March 4, 1998.

As a result of the Telecom Act and conforming interconnection agreements, SWBell expects increased competitive pressure in 1998 and beyond from multiple providers in various markets including facilities-based Competitive Local Exchange Carriers (CLECs), interexchange carriers (IXCs) and resellers. At this time, management is unable to assess the effect of competition on the industry as a whole, or financially on SWBell, but expects both losses of market share in local service and gains resulting from new business initiatives, vertical services and new service areas.

      Long-distance

Competition continues to intensify in SWBell's intraLATA long-distance markets. Long-distance service revenues decreased in 1997 due primarily to the impact of price competition from alternative intraLATA toll carriers and the introduction and deployment of extended area local service plans.

The OCC recommended that SBC be allowed to offer interLATA long-distance in Oklahoma. Notwithstanding that recommendation, the FCC denied SBC such authority and SBC has appealed the decision to the D.C. Court of Appeals, where the case is pending.

      Other

In the future, it is likely that additional competitors will emerge in the telecommunications industry. Cable television companies and electric utilities have expressed an interest in, or already are, providing telecommunications services. As a result of recent and prospective mergers and acquisitions within the industry, SWBell may face competition from entities offering both cable TV and telephone services in SWBell five-state area. Interexchange carriers have been certified to provide local service, and a number of other major carriers have publicly announced their intent to provide local service in certain markets, some of which are in SWBell's five-state area. Public communications services such as public payphone services will also face increased competition as a result of federal deregulation of the payphone industry. In addition, telecommunications equipment sales face significant competition from numerous companies.

SWBell is aggressively representing its interests regarding competition before federal and state regulatory bodies, courts, Congress and state legislatures. SWBell will continue to evaluate the increasingly competitive nature of its business, and develop appropriate competitive, legislative and regulatory strategies.

OTHER BUSINESS MATTERS

Local Number Portability/Interconnection Over the next few years, SWBell expects to incur significant capital and software expenditures for customer number portability, which allows customers to switch to local competitors and keep the same phone number, and interconnection. SWBell expects capital costs and expenses associated with customer number portability to total up to $600 on a pre-tax basis over the next four years. Full recovery of customer number portability costs is required under the Telecom Act; however, the FCC has not yet determined when or how those significant costs will be recovered. SWBell has filed a tariff for recovery of these costs. No action has been taken by the FCC on this tariff, pending the issuance of its order on customer number portability. SWBell is unable to predict the likelihood of the FCC permitting the tariff to become effective. Capital costs and expenses associated with interconnection will vary based on the number of competitors seeking interconnection, the particular markets entered and the number of customers served by those competitors. Accordingly, SWBell is currently unable to reasonably estimate the future costs that will be incurred associated with interconnection.

Year 2000 Costs SWBell currently operates numerous date-sensitive computer applications and systems throughout its business. As the century change approaches, it will be essential for SWBell to ensure that these systems properly recognize the year 2000 and continue to process critical operational and financial information. SWBell has established processes for evaluating and managing the risks and costs associated with preparing its systems and applications for the year 2000 change. Total expenses for this project have been estimated to be less than $100 over the next three years. SWBell expects to substantially complete modifications and incur most of these costs during 1998 to allow for thorough testing before the year 2000.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Quantitative Information about Market Risk
----------------------------------------------------------------------------------------
                    Interest Rate Risk Related to Debt Derivatives
                                  Table Presentation
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Interest     Exposure Exposure Exposure Exposure Exposure Exposure There-  Fair Market
Rate Swaps   1997       1998     1999     2000     2001     2002     after Value as
                                                                           of
                                                                           12/31/97
                                                                           (millions
                                                                           of $)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Receive        -0-      -0-      -0-      -0-      -0-      -0-    $10.2*  $.4
Variable/Pay
Fix
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Fixed Rate   6.705%   6.705%   6.705%   6.705%   6.705%   6.705%  6.705%
Payable
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Variable     5.9375%  One      One      One      One      One      One
Rate                  Month    Month    Month    Month    Month    Month
Receivable            LIBOR    LIBOR    LIBOR    LIBOR    LIBOR    LIBOR
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Receive        -0-      -0-      -0-      -0-      -0-      -0-     $2.9*  $.1
Variable/Pay
Fix
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Fixed Rate   6.555%   6.555%   6.555%   6.555%   6.555%   6.555%  6.555%
Payable
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Variable     5.9375%  One      One      One      One      One      One
Rate                  Month    Month    Month    Month    Month    Month
Receivable            LIBOR    LIBOR    LIBOR    LIBOR    LIBOR    LIBOR
----------------------------------------------------------------------------------------

* Both swaps mature on April 30, 2004

The above table describes the results of entering an interest rate swap for the purpose of providing variable rate payment streams to pay a floating rate note or lease obligation, in exchange for fixed rate payments.

     Qualitative Information about Market Risk

Interest Rate Risk
SWBell follows SBC's policy on interest rate risk. SBC issues debt and enters lease obligations that have fixed and floating rate terms. Interest rate swaps are used for the purpose of controlling the interest expense by fixing the interest rate of the floating rate debt or lease obligation. When market conditions favor issuing debt or engaging in lease obligations tied to floating rate instruments, and SBC prefers not to take the risk of floating rates, SBC will enter interest rate swap contracts to provide floating rate payments to service the debt or lease obligation in exchange for paying a fixed rate. SBC does not seek to make a profit from changes in interest rates. In order to maintain flexibility in funding amounts, it is necessary to accept exposure to volatile interest rates. SBC manages interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable limit, SBC reduces risk through fixed rate instruments and derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        Report of Independent Auditors


The Board of Directors
Southwestern Bell Telephone Company

We have audited the accompanying balance sheets of Southwestern Bell Telephone Company (a wholly-owned subsidiary of SBC Communications Inc.) as of December 31, 1997 and 1996, and the related statements of income, shareowner's equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Bell Telephone Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" in 1995.






                                                ERNST & YOUNG LLP

San Antonio, Texas
February 20, 1998

SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------------------
STATEMENTS OF INCOME
Dollars in millions

-----------------------------------------------------------------------------------
                                                 1997          1996          1995
-----------------------------------------------------------------------------------
Operating Revenues
Local service                                $    5,237   $    4,718   $     4,302
Network access:
     Interstate                                   2,176        2,145         2,035
     Intrastate                                   1,078        1,099         1,032
Long-distance service                               803          883           822
Other                                             1,019          888           747
-----------------------------------------------------------------------------------
Total operating revenues                         10,313        9,733         8,938
-----------------------------------------------------------------------------------

Operating Expenses
Cost of services and products                     4,048        3,609         3,419
Selling, general and administrative               2,146        1,839         1,730
Depreciation and amortization                     1,927        1,795         1,754
-----------------------------------------------------------------------------------
Total operating expenses                          8,121        7,243         6,903
-----------------------------------------------------------------------------------
Operating Income                                  2,192        2,490         2,035
-----------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                   (343)        (327)         (340)
Other income (expense) - net                         39            5            (7)
-----------------------------------------------------------------------------------
Total other income (expense)                       (304)        (322)         (347)
-----------------------------------------------------------------------------------
Income Before Income Taxes and
  Extraordinary Loss                              1,888        2,168         1,688
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Income Taxes                                        701          799           568
-----------------------------------------------------------------------------------
Income Before Extraordinary Loss                  1,187        1,369         1,120
-----------------------------------------------------------------------------------
Extraordinary Loss from Discontinuance
  of Regulatory Accounting, net of tax                -            -       (2,819)
-----------------------------------------------------------------------------------
Net Income (Loss)                            $    1,187   $    1,369   $    (1,699)
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
-------------------------------------------------------------------------------------
BALANCE SHEETS
Dollars in millions

-------------------------------------------------------------------------------------
                                                          December 31,  December 31,
                                                          ---------------------------
                                                                1997          1996
-------------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                                  $        79  $        69
Accounts receivable - net of allowances for
     uncollectibles of $33 and $23                               1,819        1,674
Prepaid Expenses                                                   156          168
Deferred charges                                                    39           35
Deferred income taxes                                              192           96
Other current assets                                               167          137
-------------------------------------------------------------------------------------
Total current assets                                             2,452        2,179
-------------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                         31,011       29,347
 Less: Accumulated depreciation and amortization                18,460       17,588
-------------------------------------------------------------------------------------
Property, Plant and Equipment - Net                             12,551       11,759
-------------------------------------------------------------------------------------
Other Assets                                                        11           30
-------------------------------------------------------------------------------------
Total Assets                                               $    15,014  $    13,968
-------------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Debt maturing within one year                              $       645  $       921
Accounts payable and accrued liabilities                         3,041        2,517
-------------------------------------------------------------------------------------
Total current liabilities                                        3,686        3,438
-------------------------------------------------------------------------------------
Long-Term Debt                                                   4,824        4,265
-------------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                              383          209
Postemployment benefit obligation                                2,574        2,646
Unamortized investment tax credits                                 224          255
Other noncurrent liabilities                                       305          269
-------------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities          3,486        3,379
-------------------------------------------------------------------------------------

Shareowner's Equity
Common stock - one share, no par value                               1            1
Paid-in surplus                                                  2,745        3,687
Retained earnings (deficit)                                        272         (802)
-------------------------------------------------------------------------------------
Total shareowner's equity                                        3,018        2,886
-------------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity                  $    15,014  $    13,968
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
---------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents

---------------------------------------------------------------------------------------
                                                      1997         1996         1995
---------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                $    1,187   $    1,369  $   (1,699)
Adjustments to reconcile net income (loss) to
net cash
  provided by operating activities
   Depreciation and amortization                      1,927        1,795       1,754
   Provision for uncollectible accounts                 123          102          76
   Amortization of investment tax credits               (31)         (31)        (42)
   Deferred income taxes                                 81           95         125
   Extraordinary loss, net of tax                         -            -       2,819
   Changes in operating assets and liabilities:
      Accounts receivable                              (268)        (267)       (195)
      Other current assets                              (22)         (96)          6
      Accounts payable and accrued liabilities          523          228        (163)
   Other - net                                         (127)          71          84
---------------------------------------------------------------------------------------
Total adjustments                                     2,206        1,897       4,464
---------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities             3,393        3,266       2,765
---------------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                (2,649)      (2,305)     (1,734)
Dispositions                                             65            -           -
Other                                                   (25)           -           -
---------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                (2,609)      (2,305)     (1,734)
---------------------------------------------------------------------------------------

Financing Activities
   Net change in short-term borrowings with original   (252)         176           6
      maturities of three months or less
   Issuance of other short-term borrowings              120          209          91
   Repayment of other short-term borrowings            (195)        (134)        (91)
   Issuance of long-term debt                           729          166         596
   Repayment of long-term debt                         (121)        (201)       (117)
   Early extinguishment of debt and related               -            -        (465)
      call premiums
   Dividends paid                                    (1,395)      (1,350)     (1,139)
   Net equity received from parent                      340          199          85
---------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                  (774)        (935)     (1,034)
---------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash                 10           26          (3)
equivalents
---------------------------------------------------------------------------------------
Cash and cash equivalents beginning of year              69           43          46
---------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Year            $       79   $       69  $       43
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
---------------------------------------------------------------------------------------
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions

---------------------------------------------------------------------------------------
                                                                             Retained
                                                 Common        Paid-in       Earnings
                                                  Stock        Surplus       (Deficit)
---------------------------------------------------------------------------------------
Balance, December 31, 1994                    $        1    $    5,390     $       23
Net income (loss)                                      -             -         (1,699)
Dividend to shareowner                                 -          (637)          (495)
Equity from parent                                     -            85              -
---------------------------------------------------------------------------------------
Balance, December 31, 1995                             1         4,838         (2,171)
---------------------------------------------------------------------------------------
Net income                                             -             -          1,369
Dividend to shareowner                                 -        (1,350)             -
Equity from parent                                     -           199              -
---------------------------------------------------------------------------------------
Balance, December 31, 1996                             1    $    3,687     $     (802)
---------------------------------------------------------------------------------------
Net income                                             -             -          1,187
Dividend to shareowner                                 -        (1,282)          (113)
Equity from parent                                     -           340              -
---------------------------------------------------------------------------------------
Balance, December 31, 1997                    $        1    $    2,745     $      272
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
Dollars in millions

1.    Summary of Significant Accounting Policies

      Southwestern Bell Telephone Company (SWBell) provides telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas. SWBell is a wholly-owned subsidiary of SBC Communications Inc. (SBC).

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

      Income Taxes - SWBell is included in SBC's consolidated federal income tax return. Federal income taxes are provided for in accordance with the provisions of the Tax Allocation Agreement (Agreement) between SWBell and SBC. In general, SWBell's income tax provision under the Agreement reflects the financial consequences of income, deductions and credits which can be utilized on a separate return basis or in consolidation with SBC and which are assured of realization.

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

      Property, Plant and Equipment - Property, plant and equipment are stated at cost. The cost of additions and substantial betterments of property, plant and equipment is capitalized. The cost of maintenance and repairs of property, plant and equipment is charged to operating expenses.

      Property, plant and equipment is depreciated using straight-line methods over their estimated useful lives, generally ranging from 3 to 50 years. Prior to September 1995, SWBell computed depreciation using certain straight-line methods and rates as prescribed by regulators. In accordance with composite group depreciation methodology, when a portion of SWBell's depreciable property, plant and equipment is retired in the ordinary course of business, the gross book value is charged to accumulated depreciation.

      Software Costs - The costs of computer software purchased or developed for internal use are expensed as incurred. However, initial operating system software costs are capitalized and amortized over the lives of the associated hardware.

      Advertising Costs - Costs for advertising products and services or corporate image are expensed as incurred.

      Derivative Financial Instruments - SWBell does not invest in any derivatives for trading purposes. From time to time SWBell invests in immaterial amounts of interest rate swaps in order to manage exposure to interest rate risk. Amounts related to derivative contracts are recorded by SWBell using the hedge accounting approach. SWBell currently does not recognize the fair values of these derivative financial investments or their changes in fair value in its financial statements.

2.    Discontinuance of Regulatory Accounting

      In September 1995, SWBell discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (FAS 71). FAS 71 requires depreciation of telephone plant using lives set by regulators which are generally longer than those established by unregulated companies, and deferral of certain costs and obligations based on regulatory actions (regulatory assets and liabilities). As a result of the adoption of price-based regulation for most of SWBell's revenues and the acceleration of competition in the telecommunications market, management determined that SWBell no longer met the criteria for application of FAS 71.

      Upon discontinuance of FAS 71, SWBell recorded a non-cash, extraordinary charge to net income of $2,819 (after a net deferred tax benefit of $1,764). This charge is comprised of an after-tax charge of $2,897 to reduce the net carrying value of telephone plant, partially offset by an after-tax benefit of $78 for the elimination of net regulatory liabilities. The components of the charge are as follows:

    -----------------------------------------------------------------------
                                                     Pre-tax      After-tax
    -----------------------------------------------------------------------
    Increase telephone plant accumulated           $   4,657    $  2,897
    depreciation
    Adjust unamortized investment tax credits            (41)        (25)
    Eliminate tax-related regulatory assets and          (88)        (88)
    liabilities
    Eliminate other regulatory assets                     55          35
    -----------------------------------------------------------------------
           Total                                   $   4,583    $  2,819
    =======================================================================

      The increase in accumulated depreciation of $4,657 reflects the effects of adopting depreciable lives for many of SWBell's plant categories which more closely reflect the economic and technological lives of the plant. The adjustment was supported by a discounted cash flow analysis which estimated amounts of telephone plant that may not be recoverable from future discounted cash flows. This analysis included consideration of the effects of anticipated competition and technological changes on plant lives and revenues. The adjustment also included elimination of accumulated depreciation deficiencies recognized by regulators and amortized as part of depreciation expense.

      Following is a comparison of new lives to those prescribed by regulators for selected plant categories:

    ------------------------------------------------------------------------
                            Average Lives (in Years)
    ------------------------------------------------------------------------
                                                  Regulator-     Estimated
                                                  Prescribed     Economic
    -------------------------------------------------------------------------
    Digital switch                                    17            11
    Digital circuit                                   12             7
    Copper cable                                      24            18
    Fiber cable                                       27            20
    Conduit                                           57            50
    -------------------------------------------------------------------------

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

      Additionally, in September 1995, SWBell began accounting for interest on funds borrowed to finance construction as an increase in property, plant and equipment and a reduction of interest expense. Under the provisions of FAS 71, SWBell accounted for a capitalization of both interest and equity costs allowed by regulators during periods of construction as other income and as an addition to the cost of plant constructed.

3. Completion of Merger SBC and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 of a share of SBC common stock (equivalent to approximately 626 million shares; both the exchange ratio and shares issued have been restated to reflect the two-for-one stock split, effected in the form of a stock dividend, declared January 30, 1998 with a record date of February 20, 1998 and payable March 19, 1998). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for as a pooling of interests and a tax-free reorganization.

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

      Reorganization - SBC will centralize several key functions that will support the operations of SWBell, Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. SWBell, PacBell, and Nevada Bell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

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

4.    Property, Plant and Equipment

      Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:
-------------------------------------------------------------------------------
                                                        1997          1996
-------------------------------------------------------------------------------
Property, plant and equipment
      In service                                   $  30,670     $  29,035
      Under construction                                 341           312
-------------------------------------------------------------------------------
                                                      31,011        29,347
Accumulated depreciation and amortization            (18,460)      (17,588)
-------------------------------------------------------------------------------
Property, plant and equipment--net                 $  12,551     $  11,759
===============================================================================

      SWBell's depreciation expense as a percentage of average depreciable plant was 6.5% for 1997, and 6.4% for 1996, and 6.5% for 1995.

      Certain facilities and equipment used in operations are under operating or capital leases. Rental expenses under operating leases for 1997, 1996 and 1995 were $122, $99 and $78. At December 31, 1997, the future minimum rental payments under noncancelable operating leases for the years 1998 through 2002 were $43, $54, $15, $2 and $1, and $8 thereafter. Capital leases were not significant.

5.    Debt

      Long-term debt, including interest rates and maturities, is summarized as follows at December 31:
-------------------------------------------------------------------------------
                                                         1997           1996
-------------------------------------------------------------------------------
Debentures
   4.50%-5.88%    1997-2006                          $    500           $600
   6.13%-6.88%    2000-2024                             1,550          1,200
   7.00%-7.75%    2009-2026                             1,750          1,500
-------------------------------------------------------------------------------
                                                        3,800          3,300
Unamortized discount--net of premium                      (36)           (29)
-------------------------------------------------------------------------------
Total debentures                                        3,764          3,271
-------------------------------------------------------------------------------
Notes 5.04%-7.67%    1997-2010                          1,236          1,118
Unamortized discount                                       (6)            (6)
-------------------------------------------------------------------------------
Total notes                                             1,230          1,112
-------------------------------------------------------------------------------
Capitalized leases                                          2              3
-------------------------------------------------------------------------------
Total long-term debt, including current maturities      4,996          4,386
Current maturities                                       (172)          (121)
-------------------------------------------------------------------------------
Total long-term debt                                 $  4,824          4,265
===============================================================================

      In February 1998, SWBell called $425 of debentures and notes. Estimated net income impact from unamortized discounts and call premiums is $(5). During 1995, SWBell refinanced long-term debentures. Costs of $18 associated with refinancing are included in other income (expense) - net, with related income tax benefits of $7 included in income taxes, in SWBell's Statements of Income.

      At December 31, 1997, the aggregate principal amounts of long-term debt scheduled for repayment for the years 1998 through 2002 were $172, $64, $150, $237 and $325. As of December 31, 1997, SWBell was in compliance with all covenants and conditions of instruments governing its debt.

      Debt maturing within one year consists of the following at December 31:
--------------------------------------------------------------------------------
                                                          1997         1996
--------------------------------------------------------------------------------
Commercial paper                                      $      -     $    800
Current maturities of long-term debt                       172          121
Intercompany loans                                         473            -
--------------------------------------------------------------------------------
Total                                                 $    645     $    921
================================================================================

      During the third quarter of 1997, SWBell's commercial paper was replaced by intercompany loans from SBC. Intercompany loans as of December 31, 1997 totaled $473. The weighted average interest rate on debt maturing within one year, excluding current maturities of long-term debt, at December 31, 1997 and 1996 was 6.0% and 5.5%.

6.    Financial Instruments

      The carrying amounts and estimated fair values of SWBell's long-term debt, including current maturities, are summarized as follows at December 31:
--------------------------------------------------------------------------------
                                                1997               1996
--------------------------------------------------------------------------------
                                         Carrying    Fair   Carrying    Fair
                                          Amount    Value    Amount    Value
-------------------------------------------------------------------------------
Debentures                                 $3,764    $3,828   $3,271   $3,208
Notes                                       1,230     1,271    1,112    1,115
-------------------------------------------------------------------------------

      The fair values of the debentures were estimated based on quoted market prices. The fair values of the notes were based on discounted cash flows using current interest rates. The carrying amounts of cash and cash equivalents and commercial paper debt approximate fair values.

      SWBell does not hold or issue any financial instruments for trading purposes.

7.    Income Taxes

      Significant components of SWBell's deferred tax liabilities and assets are as follows at December 31:
-------------------------------------------------------------------------------
                                                              1997      1996
-------------------------------------------------------------------------------
Depreciation                                            $    1,580  $   1,516
Other                                                          158        107
-------------------------------------------------------------------------------
Gross deferred tax liabilities                               1,738      1,623
-------------------------------------------------------------------------------
Employee benefits                                            1,235      1,232
Unamortized investment tax credits                              85         97
Other                                                          227        181
-------------------------------------------------------------------------------
Gross deferred tax assets                                    1,547      1,510
-------------------------------------------------------------------------------
===============================================================================
Net deferred tax liabilities                            $      191  $     113
===============================================================================

      As a result of implementing Statement of Accounting Standards No. 109, "Accounting for Income Taxes" in 1993, SWBell recorded a net reduction in its deferred tax liability. This reduction was substantially offset by the establishment of a net regulatory liability, which was eliminated with the discontinued application of FAS 71 in September 1995 (see Note 2).

      The components of income tax expense are as follows:
--------------------------------------------------------------------------------
                                                 1997        1996        1995
--------------------------------------------------------------------------------
Federal
   Current                                   $    593     $   665     $   447
   Deferred--net                                   64          77         106
   Amortization of investment tax credits         (31)        (31)        (42)
--------------------------------------------------------------------------------
                                                  626         711         511
--------------------------------------------------------------------------------
State and local
   Current                                         58          70          38
   Deferred--net                                   17          18          19
--------------------------------------------------------------------------------
                                                   75          88          57
================================================================================
Total                                        $    701     $   799     $   568
================================================================================

      A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes, extraordinary loss and cumulative effect of changes in accounting principles is as follows:

-------------------------------------------------------------------------------
                                                   1997       1996        1995
-------------------------------------------------------------------------------
Taxes computed at federal statutory rate       $    661   $    759   $     591
Increases (decreases) in taxes resulting from:
   Amortization of investment tax credits
     over the life of the plant that gave rise
     to the credits--1997 to 1995
     net of deferred tax                            (20)       (20)        (39)
   Excess deferred taxes due to rate change           -          -         (24)
   Depreciation of telephone plant
     construction costs                               -          -          14
     previously deducted for tax purposes--net
   State and local income taxes--net of              49         57          37
     federal tax benefit
   Other--net                                        11          3         (11)
===============================================================================
Total                                          $    701   $    799   $     568
===============================================================================


8.    Employee Benefits

      Pensions - Substantially all employees of SWBell are covered by noncontributory pension and death benefit plans sponsored by SBC. The pension benefit formula used in the determination of pension cost is based on a flat dollar amount per year of service according to job classification for nonmanagement employees. For management employees, benefits accrue in separate account balances based on a fixed percentage of each employee's monthly salary plus interest or are determined based upon a stated percentage of adjusted career income.

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

      Significant assumptions used by SBC in developing pension information include:
--------------------------------------------------------------------------------
                                                  1997        1996       1995
--------------------------------------------------------------------------------
Discount rate for determining projected            7.25%       7.5%       7.25%
benefit obligation
Long-term rate of return on plan assets            8.5%        8.0%       8.0%
Composite rate of compensation increase            4.3%        4.6%       4.6%
--------------------------------------------------------------------------------

      Generally Accepted Accounting Principles (GAAP) require certain disclosures to be made of components of net periodic pension cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheets. Since the funded status of plan assets and obligations relates to the plans as a whole, which are sponsored by SBC, this information is not presented for SWBell. SWBell recognized pension cost for 1997, 1996 and 1995 of $43, $104, and $104. As of December 31,
      1997 and 1996, the amount of SWBell's cumulative amount of pension cost recognized in excess of its cumulative contributions made to the trust was $269 and $227.

      Postretirement Benefits - Under SBC's benefit plans, SWBell provides certain medical, dental and life insurance benefits to substantially all retired employees and accrues actuarially determined postretirement benefit costs as active employees earn these benefits.

      SBC maintains collectively bargained Voluntary Employee Beneficiary Association (CBVEBA) trusts to fund postretirement benefits. During 1997 and 1996, SWBell contributed $111 and $57, into the CBVEBA trusts to be ultimately used for the payment of postretirement benefits. SWBell also funds postretirement life insurance benefits at an actuarially determined rate. Assets consist principally of stocks and U.S. Government and corporate bonds. GAAP require certain disclosures to be made of components of net periodic postretirement benefit cost and a reconciliation of the funded status of the plans to amounts reported in the balance sheets. Since the funded status of assets and obligations relates to the plans as a whole, this information is not presented for SWBell. SWBell recognized postretirement benefit cost for 1997, 1996 and 1995 of $176, $211 and $209. At December 31, 1997 and 1996, the amount included in the Balance Sheets for accrued postretirement benefit obligation was $2,599 and $2,666. Significant assumptions for the discount rate, long-term rate of return on plan assets and composite rate of compensation increase used by SBC in developing the accumulated postretirement benefit were the same as those used in developing the pension information.

      The assumed medical cost trend rate in 1998 is 7.5%, decreasing gradually to 5.5% in 2002 prior to adjustment for cost-sharing provisions of the plan for active and certain recently retired employees. The assumed dental cost trend rate in 1998 is 6.00%, reducing to 5.0% in 2002. Raising the annual medical and dental cost trend rates by one percentage point increases the net periodic postretirement benefit cost for the year ended December 31, 1997 by approximately 12.5%.

      Postemployment Benefits - Under SBC's benefit plans, SWBell provides employees varying levels of severance pay, disability pay, workers' compensation and medical benefits under specified circumstances and accrues these postemployment benefits at the occurrence of an event that renders an employee inactive or, if the benefits ratably vest, over the vesting period.

      Savings Plans - Substantially all employees are eligible to participate in contributory savings plans sponsored by SBC. Under the savings plans, SWBell matches a stated percentage of eligible employee contributions, subject to a specified ceiling.

      SWBell's match of employee contributions to the savings plans is fulfilled with SBC's shares of stock allocated from two Employee Stock Ownership Plans and with purchases of SBC's stock in the open market. SWBell's costs relating to these savings plans were $26, $29 and $32 in 1997, 1996 and 1995.

9.    Stock Option Plans

      Management employees of SWBell participate in various stock option plans sponsored by SBC. Options issued through December 31, 1997 carry exercise prices equal to the market price of the stock at the date of grant and have maximum terms ranging from five to ten years. Depending upon the plan, vesting of options occurs up to four years from the date of grant. Up to 156 million shares may be issued to SBC employees under these plans.

      In 1997 SWBell elected to continue measuring compensation cost for these plans using the intrinsic value based method of accounting prescribed in the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for stock option plans been recognized using the fair value based method of accounting at the date of grant for awards in 1997 and 1996 as defined by FAS 123, SWBell's net income (loss) would have been $1,154 and $1,354.

      For purposes of these pro forma disclosures, the estimated fair value of the options granted after 1994 is amortized to expense over the options' vesting period. Because most employee options vest over a two to three year period, these disclosures will not be indicative of future pro forma amounts until the FAS 123 rules are applied to all outstanding non-vested awards. SBC estimates the fair value of stock options at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rate of 6.57% and 6.26%; dividend yield of 2.99% and 4.92%; expected volatility factor of 15% and 18%; and expected option life of 5.8 and 4.7 years. As options are exercisable in SBC common stock, separate assumptions are not developed for subsidiaries of SBC.

      FAS 123 requires certain disclosures to be made about the outstanding and exercisable options, option activity, weighted average exercise price per option and option exercise price range for each income statement period. Since the stock option activity relates only to SBC's shareowners' equity, this information in not presented for SWBell.

10.   Additional Financial Information

-------------------------------------------------------------------------------
                                                                  December 31,
                                                          ---------------------
Balance Sheets                                             1997          1996
-------------------------------------------------------------------------------
Accounts payable and accrued liabilities
   Accounts payable                                     $    956     $    839
   Accrued taxes                                             442          418
   Advance billing and customer deposits                     302          279
   Compensated future absences                               193          185
   Accrued interest                                           93           80
   Accrued payroll                                           184          133
   Other                                                     871          583
-------------------------------------------------------------------------------
Total                                                   $  3,041     $  2,517
===============================================================================

-------------------------------------------------------------------------------
Statements of Income                           1997         1996         1995
-------------------------------------------------------------------------------
Interest expense incurred                  $    370     $    348     $    344
Capitalized interest                            (27)         (21)          (4)
-------------------------------------------------------------------------------
Total interest expense                     $    343     $    327     $    340
===============================================================================
Allowance for funds used
   during construction                     $      -     $      -     $     11
===============================================================================

-------------------------------------------------------------------------------
Statements of Cash Flows                       1997         1996         1995
-------------------------------------------------------------------------------
Cash paid during the year for:
   Interest                                $    330     $    327     $    344
   Income taxes                            $    629     $    721     $    510
-------------------------------------------------------------------------------

      Approximately 11% in 1997, 11% in 1996 and 13% in 1995 of SWBell's revenues were from services provided to AT&T Corp. No other customer accounted for more than 10% of total revenues.

      Approximately 77% of SWBell's employees are represented by the Communications Workers of America (CWA). Contracts covering an estimated 39,000 employees between the CWA and SWBell end in 1998. New contracts are scheduled to be negotiated in 1998.

11.   Quarterly Financial Information (Unaudited)

-------------------------------------------------------------------------------
  Calendar       Total Operating
  Quarter          Revenues          Operating Income         Net Income
-------------------------------------------------------------------------------
                   1997       1996      1997      1996       1997       1996
-------------------------------------------------------------------------------
First          $  2,535   $  2,345   $   710   $   641    $   395    $   351
Second            2,542      2,410       454       634        228        348
Third             2,628      2,456       666       639        374        354
Fourth            2,608      2,522       362       576        190        316
===============================================================================
Annual         $ 10,313   $  9,733   $ 2,192   $ 2,490    $ 1,187    $ 1,369
===============================================================================

  Net income includes $149 million second quarter charges related to post-merger initiatives (See Note 3) and customer number portability, $19 and $128 of third and fourth quarter merger integration costs and customer number portability expenses and $15 fourth quarter gain on sale of SWBell's interest in Bell Communications Research, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in accountants or disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.




                                       PART III


ITEMS 10 THROUGH 13.

Omitted pursuant to General Instruction I(2).




                                        PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K


(a)  Documents filed as a part of the report:                    Page

     (1) Report of Independent Auditors...........................  19
         Financial Statements Covered by Report of Independent Auditors:
          Statements of Income....................................  20
          Balance Sheets..........................................  21
          Statements of Cash Flows................................  22
          Statements of Shareowner's Equity.......................  23
          Notes to the Financial Statements.......................  24

     (2) Financial Statement Schedules:
          II - Valuation and Qualifying Accounts..................  37

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

     12     Computation of Ratios of Earnings to Fixed Charges.

     23     Consent of Ernst & Young LLP.

     24     Powers of Attorney.

     27     Financial Data Schedule.

(b) Reports on Form 8-K:

On November 21, 1997,  SWBell filed a Current  Report on Form 8-K,  reporting on
Item 7. Financial Statements and Exhibits. In the report, SWBell filed exhibits relating to the issuance of its 6 3/8% Notes due November 15, 2007 and 7% Debentures due November 15, 2027.

On October 23,  1997,  SWBell filed a Current  Report on Form 8-K,  reporting on
Item 7. Financial Statements and Exhibits. In the report, SWBell filed exhibits relating to up to $1,750,000,000 Medium-Term Notes, Series D, Due Nine Months or More from Date of Issue.

On October 22,  1997,  SWBell filed a Current  Report on Form 8-K,  reporting on
Item 5. Other Events. In the report, SWBell filed information related to its third quarter earnings release.


                       SOUTHWESTERN BELL TELEPHONE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          Allowance for Uncollectibles
                               Dollars in Millions


---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)
                                                                            Charged
                                            Balance at       Charged        to Other                      Balance
                                           Beginning of   to Costs and      Accounts      Deductions     at End of
               Description                    Period        Expenses       -Note (a)      -Note (b)       Period
---------------------------------------------------------------------------------------------------------------------
  Year 1997..............................   $  23            123              29             142           $  33
  Year 1996..............................   $  15            102              27             121           $  23
  Year 1995..............................   $  15             83              25             108           $  15











(a) Amounts  previously written off which were credited directly to this account when recovered.

(b) Amounts written off as uncollectible.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 1998.

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

Principal Executive Officer:
    J. Cliff Eason*
    President and Chief
    Executive Officer
    and Chairman of the Board

Principal Financial and
 Accounting Officer:
    Richard G. Lindner
    Vice President and Chief Financial
    Officer
                                        /s/ Richard G. Lindner
Directors:                             (Richard G. Lindner, as attorney-in-fact
                                       and on his own behalf as Principal
Royce S. Caldwell*                     Financial Officer and Principal
Cassandra C. Carr*                     Accounting Officer)
William E. Dreyer*
J. Cliff Eason*
Charles E. Foster*                     March 11, 1998
Donald E. Kiernan*
Richard G. Lindner*
Alfred G. Richter, Jr.*








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