Form 10-Q
period 1998-03-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1998-05-11
CIK 92476

FORM 10-Q

                               United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1998

                                     or

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

SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
------------------------------------------------------------------------
                                                    Three months ended
                                                         March 31,
                                                 -----------------------
                                                        1998       1997
------------------------------------------------------------------------
Operating Revenues
Local service                                     $    1,366  $   1,254
Network access:
   Interstate                                            579        565
   Intrastate                                            272        270
Long-distance service                                    189        211
Other                                                    268        235
------------------------------------------------------------------------
Total operating revenues                               2,674      2,535
------------------------------------------------------------------------

Operating Expenses
Cost of services and products                          1,025        938
Selling, general and administrative                      431        425
Depreciation and amortization                            480        462
------------------------------------------------------------------------
Total operating expenses                               1,936      1,825
------------------------------------------------------------------------
Operating Income                                         738        710
------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                         (89)       (84)
Other income (expense) - net                             (10)         -
------------------------------------------------------------------------
Total other income (expense)                             (99)       (84)
------------------------------------------------------------------------
Income Before Income Taxes                               639        626
------------------------------------------------------------------------
Income Taxes                                             237        231
------------------------------------------------------------------------
Net Income                                        $      402  $     395
------------------------------------------------------------------------

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------------
BALANCE SHEETS
Dollars in millions
------------------------------------------------------------------------------
                                                   March 31,     December 31,
                                           -----------------------------------
                                                        1998             1997
------------------------------------------------------------------------------
Assets                                         (Unaudited)
Current Assets
Cash and cash equivalents                         $       91   $           79
Accounts receivable - net of allowances
for uncollectibles of $36 and $33                      1,752            1,819
Prepaid expenses                                         269              156
Deferred charges                                          45               39
Deferred income taxes                                    148              192
Other current assets                                     162              167
------------------------------------------------------------------------------
Total current assets                                   2,467            2,452
------------------------------------------------------------------------------
Property, Plant and Equipment - at cost               31,553           31,011
  Less: Accumulated depreciation and amortization     18,914           18,460
------------------------------------------------------------------------------
Property, Plant and Equipment - Net                   12,639           12,551
------------------------------------------------------------------------------
Other Assets                                              35               11
------------------------------------------------------------------------------
Total Assets                                      $   15,141   $       15,014
------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                $    1,429   $          473
Current portion of long-term obligations                  85              172
-------------------------------------------------------------------------------
Total debt maturing within one year                    1,514              645
Accounts payable and accrued liabilities               2,468            3,041
------------------------------------------------------------------------------
Total current liabilities                              3,982            3,686
------------------------------------------------------------------------------
Long-Term Debt                                         4,585            4,824
------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                    522              383
Postemployment benefit obligation                      2,493            2,574
Unamortized investment tax credits                       217              224
Other noncurrent liabilities                             290              305
------------------------------------------------------------------------------
Total deferred credits and other noncurrent
 liabilities                                           3,522            3,486
------------------------------------------------------------------------------


Shareowner's Equity
Common stock - one share, no par value                     1                 1
Paid-in surplus                                        2,845             2,745
Retained earnings                                        206               272
------------------------------------------------------------------------------
Total shareowner's equity                              3,052             3,018
------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity         $   15,141    $       15,014
------------------------------------------------------------------------------

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash
equivalents
(Unaudited)
------------------------------------------------------------------------
                                                 Three months ended
                                                       March 31,
                                                      1998 1997
--------------------------------------------------------------------
Operating Activities
Net income                                   $       402  $     395

Adjustments to reconcile net income tnet cash
  provided by operating activities:
   Depreciation and amortization                     480        462
   Provision for uncollectible accounts               30         23
   Amortization of investment tax credits             (7)        (8)
   Deferred income taxes                             145        125
   Other - net                                      (758)      (483)
--------------------------------------------------------------------
Total adjustments                                   (110)       119
--------------------------------------------------------------------
Net Cash Provided by Operating Activities            292        514
--------------------------------------------------------------------

Investing Activities
Construction and capital expenditures               (531)      (553)
--------------------------------------------------------------------
Net Cash Used in Investing Activities               (531)      (553)
--------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with
original maturities of three months or less          955        256
Issuance of other short-term borrowings                -        120
Repayment of other short-term borrowings               -        (75)
Issuance of long-term debt                           195          -
Repayment of long-term debt                         (531)        (1)
Dividends paid                                      (468)      (412)
Equity received from parent                          100        155
--------------------------------------------------------------------
Net Cash Provided by Financing Activities            251         43
--------------------------------------------------------------------
Net increase in cash and cash equivalents             12          4
--------------------------------------------------------------------
Cash and cash equivalents beginning of year           79         69
--------------------------------------------------------------------
Cash and Cash Equivalents End of Period     $         91  $      73
--------------------------------------------------------------------

Cash paid during the three months ended March 31 for:
     Interest                               $         94 $       76
     Income taxes                           $        113 $       91

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------
STATEMENT OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
-----------------------------------------------------------------------
                                        Common   Paid-in    Retained
                                        Stock    Surplus    Earnings
-----------------------------------------------------------------------

Balance, December 31, 1997             $      1 $    2,745 $       272
Net income                                    -          -         402
Dividend to shareowner                        -          -        (468)
Net equity from parent                        -        100           -
-----------------------------------------------------------------------
Balance, March 31, 1998                $      1 $    2,845 $       206
-----------------------------------------------------------------------

See Notes to Financial Statements.

                               * * * *


SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months                1998        1997
then ended:
                                                   --------   ---------

  Return on weighted average total capital  .      22.38%       22.85%

  Debt ratio   . . . . . . . . . . . . . . . .     66.65%       64.47%

  Network access lines in service (000)   . .      16,025       15,198

  Access minutes of use (000,000)  . . . . . .     15,066       14,225

  Number of employees . . . . . . . . . . . .      50,740       49,640

SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION - Southwestern Bell Telephone Company (SWBell) is a wholly-owned subsidiary of SBC Communications Inc. (SBC). The financial statements have been prepared by SWBell pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in SWBell's 1997 Annual Report on Form 10-K filed with the SEC. Comprehensive income for SWBell is the same as Net Income for all periods presented.

2. SOFTWARE COSTS SWBell currently expenses costs as incurred software for purchased or developed for internal use, except for initial operating software costs, which are capitalized and amortized over the lives of the associated hardware. The American Institute of Certified Public Accountants has issued a Statement of Position (SOP) that will require capitalization of certain computer software expenditures beginning in 1999, with earlier adoption permitted.

   SWBell did not elect to early adopt the provisions of the SOP. Management is currently evaluating the impact of the change in accounting required by the SOP, but is not able to quantify the effect at this time. The SOP would tend to cause an increase in net income in the first year of adoption.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS


Overview Financial results for Southwestern Bell Telephone Company (SWBell) for the first quarter of 1998 and 1997 are summarized as follows:

---------------------------------------------------------------------------
                                                   Three-Month Period
                                              -----------------------------
                                                                   Percent
                                                   1998     1997   Change
---------------------------------------------------------------------------
Operating revenues                             $  2,674 $  2,535      5.5%
Operating expenses                             $  1,936 $  1,825      6.1%
Net income                                     $    402 $    395      1.8%
===========================================================================

SWBell reported net income of $402 for the first quarter of 1998, relatively unchanged from the first quarter of 1997 as growth in demand for services and products was offset by increases in employee compensation, including those resulting from higher force levels, and costs associated with implementation of the merger between SBC Communications Inc. (SBC) and Pacific Telesis Group.

Revenues Components of operating revenues for the first quarter of 1998 and 1997 are as follows:

----------------------------------------------------------------------------
                                                   Three-Month Period
                                              ------------------------------
                                                                    Percent
                                                  1998     1997     Change
----------------------------------------------------------------------------
Local service                                 $  1,366  $ 1,254        8.9%
Network access:
   Interstate                                      579      565        2.5
   Intrastate                                      272      270        0.7
Long-distance service                              189      211      (10.4)
Other                                              268      235       14.0
-------------------------------------------------------------------
     Total                                    $  2,674  $ 2,535        5.5%
============================================================================

      Local Service revenues increased in the first quarter of 1998 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 5.4%
      since  March  31,  1997,  of  which  66%  was  due  to  growth  in  Texas.
      Approximately 29% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID and other services, increased by approximately 16%. Additionally, Federal payphone deregulation implemented in April 1997 increased local service revenues and decreased long-distance and interstate network access; the overall impact was a slight increase in total operating revenues.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued


      Network Access Interstate network access revenues increased in the first quarter of 1998 due largely to increases in demand for access services by interexchange carriers. Growth in revenues from end-user charges, attributable to an increasing access line base, also contributed to the increase. Also contributing to the increase was the absence of the 1997 revenue offset required for net payments for long-term support which were designed to subsidize universal service. This change is discussed further in Cost of Services and Products below. Partially offsetting these increases were the effects of the 1997 rate reduction related to the Federal productivity factor adjustment, as discussed in SWBell's 1997 Annual Report on Form10-K.

      Intrastate network access revenues increased slightly in the first quarter of 1998 as increases in demand, including usage by alternative intraLATA toll carriers, were partially offset by net price decreases resulting from 1997 state regulatory rate orders.

      Long-Distance Service revenues decreased in the first quarter of 1998 due to the effect of price competition from alternative intraLATA toll carriers, regulatory rate orders and the introduction and deployment of extended area local service plans.

      Other operating revenues increased in the first quarter of 1998 due to increased demand for nonregulated services and products and increases in Caller ID equipment sales.

Expenses Components of operating expenses for the first quarter of 1998 and 1997 are as follows:

---------------------------------------------------------------------------
                                                   Three-Month Period
                                              -----------------------------
                                                                    Percent
                                                1998      1997      Change
---------------------------------------------------------------------------
Cost of services and products                 $  1,025  $   938        9.3%
Selling, general and administrative                431      425        1.4
Depreciation and amortization                      480      462        3.9
------------------------------------------------------------------
   Total                                      $  1,936  $ 1,825        6.1%
===========================================================================

      Cost of services and products for the first quarter of 1998 increased $87, or 9.3%, over the first quarter of 1997. These costs increased primarily as a result of increases in employee compensation, including force additions, network expansion and maintenance, and interconnection costs. Also increasing expenses were increases in the Federal Universal Service Fund charges implemented January 1, 1998, which replaced the 1997 net payments for long-term support which were accounted for as an offset against Interstate Network Access Revenues. Other factors increasing expenses were continuing costs of local number portability implementation of $12, employee training, and right-to-use fees. These costs were partially offset by reductions in employee benefit expenses.

      Selling, general and administrative expense for the first quarter of 1998 increased $6, or 1.4%, due to costs of merger implementation, other costs associated with the consolidation of operations since the merger and increased other taxes. These increases were partially offset by a decrease in contract labor.

      Depreciation and amortization for the first quarter of 1998 increased by $18, or 3.9% over the first quarter of 1997. The majority of the increase resulted from increased plant levels and a smaller portion of the increase resulted from rate variances related to the net impact of revised composite rates.

Income Tax expense increased $6, or 2.6%, compared to 1997 primarily due to higher income before income tax.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Long-distance Applications SBC Communications Inc. (SBC) continues to seek entry into interLATA long-distance through the courts and by approval from the Federal Communications Commission. SWBell has section 271 applications pending to provide interLATA long-distance service in Arkansas, Kansas, Oklahoma and Texas, and application is expected to be filed soon in Missouri.

OTHER BUSINESS MATTERS

Employees A tentative labor agreement was reached on April 7, 1998 between SWBell and the Communications Workers of America (CWA) to replace a contract that would expire on August 8, 1998. The new agreement is subject to ratification by the CWA membership, and covers approximately 40,000 employees of SWBell through April 1, 2001. Among other items, the contract specifies an 11% increase in wages over the life of the contract.

SOUTHWESTERN BELL TELEPHONE COMPANY

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      On March 12, 1998 SWBell filed a Current Report on Form 8-K,  reporting on
      Item 7, Financial Statements and Exhibits. In the report, SWBell filed exhibits relating to the issuance of $200 million in 6 7/8% Debentures due March 31, 2048.

      On March 4, 1998 SWBell filed a Current  Report on Form 8-K,  reporting on
      Item 5, Other Events. In the report, SWBell filed unaudited Supplemental Financial Data for December 31, 1997.

      On February 17, 1998 SWBell filed a Current Report on Form 8-K, reporting on Item 5, Other Events. In the report, SWBell filed certain financial statement information included in a January 28, 1998 SBC press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Southwestern Bell Telephone Company




May 11, 1998                           /s/ Richard G. Lindner
                                       ----------------------
                                       Richard G. Lindner
                                       Vice President and Chief Financial
                                       Officer (Principal Accounting/Financial
                                       Officer)