Form 10-Q
period 1998-06-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1998-08-13
CIK 92476

FORM 10-Q

                               United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1998

                                     or

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

                  530 McCullough, San Antonio, Texas 78215
                      Telephone Number: (210) 821-4105


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

SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------------------
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
------------------------------------------------------------------------------------
                                      Three months ended         Six months ended
                                           June 30,                   June 30,
                                     -----------------------------------------------
                                          1998       1997         1998        1997
------------------------------------------------------------------------------------
Operating Revenues
Local service                          $ 1,414    $ 1,307     $  2,780    $  2,561
Network access
  Interstate                               600        518        1,179       1,083
  Intrastate                               280        270          552         540
Long-distance service                      192        205          381         416
Other                                      289        242          557         477
------------------------------------------------------------------------------------
Total operating revenues                 2,775      2,542        5,449       5,077
------------------------------------------------------------------------------------

Operating Expenses
Cost of services and products            1,066        970        2,091       1,908
Selling, general and administrative        483        615          914       1,040
Depreciation and amortization              496        503          976         965
------------------------------------------------------------------------------------
Total operating expenses                 2,045      2,088        3,981       3,913
------------------------------------------------------------------------------------
Operating Income                           730        454        1,468       1,164
------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                           (93)       (85)        (182)       (169)
Other income (expense) - net                 2          1           (8)          1
------------------------------------------------------------------------------------
Total other income (expense)               (91)       (84)        (190)       (168)
------------------------------------------------------------------------------------

Income Before Income Taxes                 639        370        1,278         996
------------------------------------------------------------------------------------

Income Taxes                               237        142          474         373
------------------------------------------------------------------------------------

Net Income                             $   402    $   228     $    804    $    623
------------------------------------------------------------------------------------

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------------------
BALANCE SHEETS
Dollars in millions
------------------------------------------------------------------------------------
                                                        June 30,       December 31,
                                                   --------------     --------------
                                                            1998               1997
------------------------------------------------------------------------------------
Assets                                               (Unaudited)
Current Assets
Cash and cash equivalents                            $        65          $      79
Accounts receivable - net of allowances for
  uncollectibles of $46 and $33                            1,841              1,819
Prepaid expenses                                             278                156
Deferred charges                                              47                 39
Deferred income taxes                                        286                192
Other current assets                                         149                167
------------------------------------------------------------------------------------
Total current assets                                       2,666              2,452
------------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                   31,986             31,011
 Accumulated depreciation and amortization                19,101             18,460
------------------------------------------------------------------------------------
Property, Plant and Equipment - Net                       12,885             12,551
------------------------------------------------------------------------------------
Other Assets                                                  10                 11
------------------------------------------------------------------------------------
Total Assets                                         $    15,561          $  15,014
------------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                   $     1,399          $     473
Current portion of long-term obligations                      58                172
------------------------------------------------------------------------------------
Debt maturing within one year                              1,457                645
Accrued taxes                                                712                442
Accounts payable and accrued liabilities                   2,148              2,599
------------------------------------------------------------------------------------
Total current liabilities                                  4,317              3,686
------------------------------------------------------------------------------------
Long-Term Debt                                             4,585              4,824
------------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                        506                383
Postemployment benefit obligation                          2,532              2,574
Unamortized investment tax credits                           208                224
Other noncurrent liabilities                                 289                305
------------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities    3,535              3,486
------------------------------------------------------------------------------------

Shareowner's Equity
Common stock - one share, no par value                         1                  1
Paid-in surplus                                            2,845              2,745
Retained earnings                                            278                272
------------------------------------------------------------------------------------
Total shareowner's equity                                  3,124              3,018
------------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity            $    15,561          $  15,014
------------------------------------------------------------------------------------

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
-----------------------------------------------------------------------------
                                                          Six months ended
                                                               June 30,
                                                         --------------------
                                                            1998      1997
-----------------------------------------------------------------------------
Operating Activities
Net income                                             $     804  $    623
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                              976       965
  Provision for uncollectible accounts                        63        59
  Amortization of investment tax credits                     (16)      (16)
  Deferred income tax expense                                 26        69
  Other - net                                               (486)     (218)
-----------------------------------------------------------------------------
Total adjustments                                            563       859
-----------------------------------------------------------------------------
Net Cash Provided by Operating Activities                  1,367     1,482
-----------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                     (1,246)   (1,251)
-----------------------------------------------------------------------------
Net Cash Used in Investing Activities                     (1,246)   (1,251)
-----------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                          926       492
Issuance of other short-term borrowings                        -       120
Repayment of other short-term borrowings                       -      (195)
Issuance of long-term debt                                   195         -
Repayment of long-term debt                                 (558)       (1)
Dividends paid                                              (798)     (807)
Equity received from parent                                  100       155
-----------------------------------------------------------------------------
Net Cash Used in Financing Activities                       (135)     (236)
-----------------------------------------------------------------------------
Net decrease in cash and cash equivalents                    (14)       (5)
-----------------------------------------------------------------------------
Cash and cash equivalents beginning of year                   79        69
-----------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                $      65  $     64
-----------------------------------------------------------------------------

Cash paid during the six months ended June 30 for:
   Interest                                            $     194  $    169
   Income taxes                                        $     151  $    128

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
--------------------------------------------------------------------------
STATEMENT OF SHAREOWNER'S EQUITY

Dollars in millions
(Unaudited)
----------------------------------------------------------------------------

                                          Common      Paid-in     Retained
                                          Stock       Surplus     Earnings
----------------------------------------------------------------------------
Balance, December 31, 1997             $       1    $   2,745   $     272
Net income                                     -            -         804
Dividend to shareowner                         -            -        (798)
Equity received from parent                    -          100           -
----------------------------------------------------------------------------
Balance, June 30, 1998                 $       1    $   2,845   $     278
----------------------------------------------------------------------------

See Notes to Financial Statements.

                             * * * *


SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:            1998          1997
                                                       -------       -------

  Debt ratio..........................................   65.92%       66.22%
  Network access lines in service (000)...............   16,144       15,345
  Access minutes of use (000,000).....................   30,865       29,136
  Resold lines (000)..................................      393           77
  Number of employees.................................   50,830       50,670

SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION Southwestern Bell Telephone Company (SWBell) is a wholly-owned subsidiary of SBC Communications Inc. (SBC). The financial statements have been prepared by SWBell pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in SWBell's 1997 Annual Report on Form 10-K filed with the SEC. Comprehensive income for SWBell is the same as net income for all periods presented.

2. COMPLETION OF MERGER On April 1, 1997, SBC and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 of a share of SBC common stock (equivalent to approximately 626 million shares; both the exchange ratio and shares issued have been restated to reflect SBC's first quarter 1998 two-for-one stock split, effected in the form of a stock dividend). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for as a pooling of interests and a tax-free reorganization.

   Post-merger initiatives
   During the second quarter of 1997, SBC announced several strategic decisions resulting from the merger integration process that began with the April 1, 1997 closing of its merger with PAC. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. In connection with these initiatives, SWBell recognized several charges during the second quarter. Following is a discussion of the most significant of these charges.

   Reorganization SBC is centralizing several key functions that will support the operations of SWBell, Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. SWBell, PacBell, and Nevada Bell will continue as separate legal entities. These initiatives are resulting in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

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

   Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, SWBell reviewed the carrying value of related long-lived assets. This review included estimating remaining useful lives and cash flows. Where this review

SOUTHWESTERN BELL TELEPHONE COMPANY

Dollars in millions

   indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, in the second quarter of 1997 SWBell wrote off some assets and recognized impairments to the value of other assets with a combined charge of $84 ($51 after tax), including the write off of voice dial equipment which will be discontinued.

3. SOFTWARE COSTS SWBell currently expenses costs as incurred for software purchased or developed for internal use, except for initial operating software costs, which are capitalized and amortized over the lives of the associated hardware. The American Institute of Certified Public Accountants has issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999, with earlier adoption permitted.

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

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Southwestern Bell Telephone Company (SWBell) for the first six months of 1998 and 1997 are summarized as follows:

---------------------------------------------------------------------------
                                                    Six-Month Period
                                              -----------------------------
                                                                   Percent
                                                   1998     1997   Change
---------------------------------------------------------------------------
Operating revenues                             $  5,449 $  5,077      7.3%
Operating expenses                             $  3,981 $  3,913      1.7%
Net income                                     $    804 $    623     29.1%
===========================================================================

SWBell's net income for the first six months of 1997 includes after-tax charges of $139 reflecting strategic initiatives resulting from SBC Communications Inc.'s (SBC) comprehensive review of operations of the merged company and the impact of several regulatory rulings during the second quarter of 1997. Excluding these 1997 charges, SWBell reported net income of $804 for the first six months of 1998, 5.5% higher than the first six months of 1997 net income of $762.

Excluding these charges, the primary factors contributing to the increase in net income during the first six months of 1998 was growth in demand for services and products.

Operating Revenues SWBell's operating revenues for the first six months of 1997 reflect reductions of $67 related primarily to the impact of several regulatory rulings during the second quarter of 1997. Excluding these items, SWBell's operating revenues increased $305, or 5.9%, for the first six months of 1998. Components of operating revenues for the first six months of 1998 and 1997 are as follows:

----------------------------------------------------------------------------
                                                    Six Month Period
                                              ------------------------------
                                                                    Percent
                                                  1998     1997     Change
----------------------------------------------------------------------------
Local service                                 $  2,780  $ 2,561        8.6%
Network access:
   Interstate                                    1,179    1,083        8.9
   Intrastate                                      552      540        2.2
Long-distance service                              381      416       (8.4)
Other                                              557      477       16.8
-------------------------------------------------------------------
     Total                                    $  5,449  $ 5,077        7.3%
============================================================================

      Local service revenues increased in the first six months of 1998 due primarily to increases in demand totaling more than $176, including increases in access lines and vertical services revenues. The number of access lines increased by 5.2% since June 30, 1997, of which 69% was due to growth in Texas. Approximately 30% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID and other services, increased by approximately 15% totaling more than $460 for the first six months of 1998. Revenues also increased by the introduction and deployment of extended local area service plans in 1998 of approximately $16, resulting in a shift of revenue from long-distance service to local service. The overall increase in total operating

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

      revenues was approximately $7. Additionally, Federal payphone deregulation implemented in April 1997 increased local service revenues by
      approximately   $59   and     decreased  interstate  network  access   by
      approximately  $11; the overall  impact was an increase  of  approximately
      $48  in  total  operating  revenues.    These  increases  were  partially
      offset by a reduction of approximately $44 in cellular interconnection rates in the third quarter of 1997.

      Network access Interstate network access revenues for 1997 reflect charges of $52 due to the adverse impacts of several regulatory issues. These issues include among other items, recovery of certain employee-related expenses and the productivity factor adjustment in the Federal price cap filing. Without these impacts, interstate network access revenues increased $44 in the first six months of 1998 due largely to increases in demand for access services by interexchange carriers and growth in revenues from end-user charges, attributable to an increasing access line base totaling more than $108. Also contributing to the increase was the absence of approximately $22 of the 1997 revenue offset required for net payments for long-term support which were designed to subsidize universal service. This change is discussed further in Cost of services and products below. Partially offsetting these increases were the effects of the 1997 rate reduction of approximately $70 related to the Federal productivity factor adjustment, as discussed in SWBell's 1997 Annual Report on Form 10-K and payphone deregulation of approximately $11 referred to above in local service.

      Intrastate network access revenues increased slightly in the first six months of 1998 as increases in demand, totaling approximately $17, including usage by alternative intraLATA toll carriers, were partially offset by net price decreases of approximately $6 resulting from 1997 state regulatory rate orders.

      Long-distance service revenues decreased in the first six months of 1998 due to the effect of price competition from alternative intraLATA toll carriers and regulatory rate orders totaling more than $21. Additionally, the introduction and deployment of extended area local service plans reduced long-distance service revenues by approximately $9, as discussed in Local service above.

      Other operating revenues for 1997 reflect charges of $11 due to the impact of several regulatory issues. Excluding these impacts, other operating revenues increased $69 in the first six months of 1998. Approximately 75% of this increase was due to increased demand for nonregulated services and products.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

Operating Expenses SWBell's operating expenses in the first six months of 1997 reflect $147 of charges related to SBC's strategic initiatives and a comprehensive review of operations of the merged company. Excluding these second quarter of 1997 charges, SWBell's operating expenses increased $215, or 5.7%, for the first six months of 1998. Components of operating expenses for the first six months of 1998 and 1997 are as follows:

---------------------------------------------------------------------------
                                                    Six-Month Period
                                              -----------------------------
                                                                    Percent
                                                1998      1997      Change
---------------------------------------------------------------------------
Cost of services and products                 $  2,091  $ 1,908        9.6%
Selling, general and administrative                914    1,040      (12.1)
Depreciation and amortization                      976      965        1.1
------------------------------------------------------------------
   Total                                      $  3,981  $ 3,913        1.7%
===========================================================================

      Cost of services and products for the first six months of 1998 increased $183, or 9.6%, over the first six months of 1997. This increase was due primarily as a result of increases in network expansion and maintenance, and additional costs associated with reciprocal compensation for the termination of Internet traffic (see Interconnection under the Competitive and Regulatory Environment section for further discussion) which totaled more than $74. Also contributing to the increase were increased expenses related to Federal Universal Service Fund charges implemented January 1, 1998 of approximately $42, which replaced the 1997 net payments for long-term support and were accounted for as an offset against interstate network access revenues. The current system assesses charges recorded as expense, and any amount to be received separately. Previously, a net payment receipt for long-term support would be recorded as an offset to (or increase in) revenue. Other factors increasing expenses were employee training, merger implementation costs and right-to-use fees, partially offset by reductions in employee benefit expenses, which resulted in a net increase of approximately $36. Expenses related to implementing customer number portability were comparable between 1998 and 1997.

      Selling, general and administrative expense for the first six months reflect second quarter 1997 one-time charges of $110 including the $57 charge relating to the reorganization (see Note 2 to the financial statements). Excluding these charges, selling, general and administrative expense decreased $16, or 1.7%, in the first six months of 1998, due primarily to reductions in contract labor, sales commissions and costs for research and development services which totaled approximately $94. These reductions were partially offset by an increase in costs of merger implementation, other costs associated with the consolidation of operations since the merger and increased other taxes totaling approximately $83. A lower level of expense has resulted during 1998 from merger initiatives that have already been implemented.

      Depreciation and amortization for the first six months of 1997 reflects one-time charges of $37 for the write off of voice dial equipment which was discontinued. Excluding this charge, depreciation and amortization increased $48, for the first six months of 1998 due primarily to increased depreciation expense of $31 resulting from growth in plant levels. The remainder of the increase was due to rate variances related to the net impact of revised composite rates.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

Income Tax expense for the first six months of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several regulatory rulings. Excluding these items, income taxes for the first six months of 1997 would have been $448. Income taxes for the first six months of 1998 were higher due primarily to higher income before income taxes.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Interconnection Reciprocal compensation is billed to SWBell by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. SBC believes that under the Telecommunications Act of 1996 the state commissions only have authority to order reciprocal compensation for local traffic, while only the Federal Communications Commission (FCC) has authority over interstate and interexchange traffic, which is where SBC believes most Internet traffic terminates. The question of whether Internet communications should be classified as local or interstate traffic for reciprocal compensation purposes is the subject of a pending FCC proceeding and the FCC is expected to rule on the issue in the near future.

State commissions in Texas, Missouri, and Oklahoma have issued orders finding that SWBell is required to pay CLECs reciprocal compensation for the termination of Internet traffic to Information Service Providers (i.e. Internet Access Service Providers). In June 1998, a U.S. District Court in Texas affirmed the Texas Public Utility Commission's (TPUC) determination, and upheld payment of reciprocal compensation, holding that the TPUC had jurisdiction over the local portion of the traffic and the FCC over the Internet component.

Similar treatment of Internet traffic has been applied in Missouri and Oklahoma with respect to reciprocal compensation arrangements. In Missouri, the Missouri Public Service Commission has ordered that reciprocal compensation for Internet traffic should be paid at least until the FCC decides whether such traffic should be considered local or interstate for purpose of reciprocal compensation. SBC has sought review or reconsideration of all of these cases. SBC's subsidiaries have been recording amounts sought by the CLECs for the termination of Internet traffic to Internet Service Providers as they have been billed.

Long-distance Application SBC continues to seek entry into interLATA long-distance by requesting favorable recommendation from state commissions and approval from the FCC, and as necessary through the courts. In response to a July 1998 TPUC initial report, SWBell has begun collaborative efforts with the TPUC and competitors to provide additional evidence regarding SWBell's checklist compliance efforts. A final vote by the TPUC on whether to recommend SWBell's application to the FCC is expected by the end of 1998.

OTHER BUSINESS MATTERS

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) that will require all derivatives to be recorded on the balance sheet at fair value, and will require changes in the fair value of the

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

derivatives to be recorded in net income or comprehensive income. FAS 133 must be adopted for years beginning after June 15, 1999, with earlier adoption permitted. Management is currently evaluating the impact of the change in accounting required by FAS 133, but is not able to quantify the effect at this time.

See Note 3 to the Financial Statements for a discussion of the new accounting standard on software costs.

Employees  On May 22,  1998,  members of the  Communications  Workers of America
(CWA) ratified the tentative labor agreement that was reached on April 7, 1998 between SWBell and the CWA. The new agreement covers approximately 40,000 employees of SWBell through April 1, 2001. Among other items, the agreement specifies an 11% increase in wages over the life of the contract.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. SBC has formed companywide teams to address and resolve Year 2000 issues, and processes have been developed to evaluate and manage the risks and costs associated with preparing all of its systems and applications for the new millennium.

SBC is using a four-step methodology for addressing the issue. The methodology includes inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by the number of systems addressed.

Inventory and assessment includes the identification of items (i.e., line-by-line review of software code, switch generics, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to get them ready. These activities are nearly complete. For all of SBC, this process involves reviewing over 300 million lines of software code, 1,100 central office switches, 6,800 company buildings, conducting an inventory and assessment of 100,000 personal computers, and coordinating with its 900 suppliers of 12,000 products to obtain adequate assurance they will be compliant with the Year 2000 or determine and address any appropriate contingency plans or back up systems.

Hardware and software fixes are the activities that will be required to modify program code, upgrade computer software and upgrade or replace hardware. As of June 30, 1998, nearly half of the systems to be addressed by these activities were complete.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing began early in 1998 and will continue through 1999 to allow for thorough testing before the Year 2000. Any need for contingency plans or back-up systems would be determined and addressed during the testing phase.

Deployment is the installation of hardware and software components in a live environment. Nearly half of the systems deployment were completed as of June 30, 1998.

Total expenses for all of SBC's Year 2000 project have been estimated to be less than $250, and SBC has incurred approximately $60 through June 30, 1998.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

The activities involved in SBC's Year 2000 project necessarily involve estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

SOUTHWESTERN BELL TELEPHONE COMPANY

PART II - OTHER INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the reported market risks of financial instruments since the end of the most recent fiscal year.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Southwestern Bell Telephone Company




August 13, 1998                         /s/ Richard G. Lindner
                                       -----------------------
                                       Richard G. Lindner
                                       Vice President and Chief Financial
                                       Officer (Principal Accounting/
                                       Financial Officer)