Form 10-Q
period 1998-09-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1998-11-04
CIK 92476

FORM 10-Q

                                       United States
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 1998

                                             or

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

SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------------------
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
------------------------------------------------------------------------------------
                                        Three months ended       Nine months ended
                                            September 30,           September 30,
                                      ----------------------------------------------
                                           1998       1997        1998        1997
------------------------------------------------------------------------------------
Operating Revenues
Local service                           $ 1,412    $ 1,337    $  4,192    $  3,898
Network access
  Interstate                                600        548       1,779       1,631
  Intrastate                                280        273         832         813
Long-distance service                       201        204         582         620
Other                                       325        266         882         743
------------------------------------------------------------------------------------
Total operating revenues                  2,818      2,628       8,267       7,705
------------------------------------------------------------------------------------

Operating Expenses
Cost of services and products             1,097      1,002       3,188       2,910
Selling, general and administrative         472        485       1,386       1,525
Depreciation and amortization               513        475       1,489       1,440
------------------------------------------------------------------------------------
Total operating expenses                  2,082      1,962       6,063       5,875
------------------------------------------------------------------------------------
Operating Income                            736        666       2,204       1,830
------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                            (94)       (85)       (276)       (254)
Other income (expense) - net                 (3)        11         (11)         12
------------------------------------------------------------------------------------
Total other income (expense)                (97)       (74)       (287)       (242)
------------------------------------------------------------------------------------

Income Before Income Taxes                  639        592       1,917       1,588
------------------------------------------------------------------------------------

Income Taxes                                236        218         710         591
------------------------------------------------------------------------------------

Net Income                              $   403    $   374    $  1,207    $    997
------------------------------------------------------------------------------------

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------------------
BALANCE SHEETS
Dollars in millions
------------------------------------------------------------------------------------
                                                   September 30,       December 31,
                                                   --------------      -------------
                                                            1998               1997
------------------------------------------------------------------------------------
Assets                                               (Unaudited)
Current Assets
Cash and cash equivalents                             $        64          $      79
Accounts receivable - net of allowances for
  uncollectibles of $47 and $33                             1,860              1,819
Prepaid expenses                                              315                156
Deferred charges                                               40                 39
Deferred income taxes                                         178                192
Other current assets                                          182                167
------------------------------------------------------------------------------------
Total current assets                                        2,639              2,452
------------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                    32,373             31,011
 Accumulated depreciation and amortization                 19,345             18,460
------------------------------------------------------------------------------------
Property, Plant and Equipment - Net                        13,028             12,551
------------------------------------------------------------------------------------
Other Assets                                                   16                 11
------------------------------------------------------------------------------------
Total Assets                                          $    15,683          $  15,014
------------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                    $     1,828          $     473
Current portion of long-term obligations                      112                172
------------------------------------------------------------------------------------
Debt maturing within one year                               1,940                645
Accrued taxes                                                 548                442
Accounts payable and accrued liabilities                    2,079              2,599
------------------------------------------------------------------------------------
Total current liabilities                                   4,567              3,686
------------------------------------------------------------------------------------
Long-Term Debt                                              4,358              4,824
------------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                         529                383
Postemployment benefit obligation                           2,542              2,574
Unamortized investment tax credits                            201                224
Other noncurrent liabilities                                  259                305
------------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities     3,531              3,486
------------------------------------------------------------------------------------

Shareowner's Equity
Common stock - one share, no par value                          1                  1
Paid-in surplus                                             2,545              2,745
Retained earnings                                             681                272
------------------------------------------------------------------------------------
Total shareowner's equity                                   3,227              3,018
------------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity             $    15,683          $  15,014
------------------------------------------------------------------------------------

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash
and cash equivalents
(Unaudited)
------------------------------------------------------------------------------------
                                                                Nine months ended
                                                                  September 30,
                                                               ---------------------
                                                                  1998       1997
------------------------------------------------------------------------------------
Operating Activities
Net income                                                   $   1,207  $     997
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                  1,489      1,440
  Provision for uncollectible accounts                              97         87
  Amortization of investment tax credits                           (23)       (24)
  Deferred income tax expense                                      161        109
  Other - net                                                     (879)      (220)
------------------------------------------------------------------------------------
Total adjustments                                                  845      1,392
------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                        2,052      2,389
------------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                           (1,885)    (1,890)
------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                           (1,885)    (1,890)
------------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                              1,356        238
Issuance of other short-term borrowings                              -        120
Repayment of other short-term borrowings                             -       (195)
Issuance of long-term debt                                         196        487
Repayment of long-term debt                                       (736)      (101)
Dividends paid                                                  (1,098)    (1,175)
Equity received from parent                                        100        155
------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                             (182)      (471)
------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (15)        28
------------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                         79         69
------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                      $      64  $      97
------------------------------------------------------------------------------------

Cash paid during the nine months ended September 30 for:
   Interest                                                  $     287   $    237
   Income taxes                                              $     495   $    370

See Notes to Financial Statements.


SOUTHWESTERN BELL TELEPHONE COMPANY

--------------------------------------------------------------------------
STATEMENT OF SHAREOWNER'S EQUITY

Dollars in millions
(Unaudited)
----------------------------------------------------------------------------

                                          Common      Paid-in      Retained
                                           Stock      Surplus      Earnings
----------------------------------------------------------------------------
Balance, December 31, 1997             $       1    $   2,745    $     272
Net income                                     -            -        1,207
Dividend to shareowner                         -         (300)        (798)
Equity received from parent                    -          100            -
----------------------------------------------------------------------------
Balance, September 30, 1998            $       1    $   2,545    $     681
----------------------------------------------------------------------------

See Notes to Financial Statements.

                              * * * *


SELECTED FINANCIAL AND OPERATING DATA

At September 30, or for the nine months then ended:      1998          1997
                                                       -------       -------

  Debt ratio........................................    66.12%       66.70%
  Network access lines in service (000).............    16,335       15,556
  Access minutes of use (000,000)...................    47,011       44,229
  Resold lines (000)................................       460          154
  Number of employees...............................    50,640       50,870


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

   Post-merger initiatives
   During the second quarter of 1997, SBC announced several strategic decisions resulting from the merger integration process that began with the April 1, 1997 closing of its merger with PAC. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. In connection with these initiatives, SWBell recognized several charges during the second quarter. The charges related to these initiatives totaled $141 ($87 after tax). At September 30, 1998 and December 31, 1997, remaining accruals for anticipated cash expenditures related to these items were approximately $39 and $78. Following is a discussion of the most significant of these charges.

   Reorganization SBC is centralizing several key functions that will support the operations of SWBell, Pacific Bell (PacBell, which also includes its subsidiary Pacific Bell Information Services) and Nevada Bell, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. SWBell, PacBell, and Nevada Bell will continue as separate legal entities. These initiatives are resulting in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

SOUTHWESTERN BELL TELEPHONE COMPANY

Dollars in millions


   SWBell recognized a charge of approximately $57 ($36 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred. These charges totaled $5 ($4 net of tax) in the third quarter of 1997.

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

   SWBell did not elect to early adopt the provisions of the SOP. Management is currently evaluating the impact of the change in accounting required by the SOP and anticipates it will be less than $100. With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with SWBell's current method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Southwestern Bell Telephone Company (SWBell) for the first nine months of 1998 and 1997 are summarized as follows:

---------------------------------------------------------------------------
                                                   Nine-Month Period
                                              -----------------------------
                                                                   Percent
                                                   1998     1997   Change
---------------------------------------------------------------------------
Operating revenues                             $  8,267 $  7,705      7.3%
Operating expenses                             $  6,063 $  5,875      3.2%
Net income                                     $  1,207 $    997     21.1%
===========================================================================

SWBell's net income for the first nine months of 1997 includes after-tax charges of $143 reflecting strategic initiatives resulting from SBC Communications Inc.'s (SBC) comprehensive review of operations of the merged company, the impact of several regulatory rulings and ongoing merger initiatives during the first nine months of 1997. Excluding these 1997 charges, SWBell reported net income of $1,207 for the first nine months of 1998, 5.9% higher than the first nine months of 1997 net income of $1,140.

Excluding these charges, the primary factor contributing to the increase in net income during the first nine months of 1998 was growth in demand for services and products.

Operating Revenues SWBell's operating revenues for the first nine months of 1997 reflect reductions of $67 related primarily to the impact of several regulatory rulings during the second quarter of 1997. Excluding these items, SWBell's operating revenues increased $495, or 6.4%, for the first nine months of 1998. Components of operating revenues for the first nine months of 1998 and 1997 are as follows:

----------------------------------------------------------------------------
                                               Nine-Month Period
                                              ------------------------------
                                                                     Percent
                                                  1998     1997      Change
----------------------------------------------------------------------------
Local service                                 $  4,192  $ 3,898         7.5%
Network access:
   Interstate                                    1,779    1,631         9.1
   Intrastate                                      832      813         2.3
Long-distance service                              582      620        (6.1)
Other                                              882      743        18.7
-------------------------------------------------------------------
     Total                                    $ 8,267   $ 7,705         7.3%
============================================================================

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued


      Local service revenues increased in the first nine months of 1998 due primarily to increases in demand totaling more than $261, including increases in access lines, vertical services, and data-related services revenues. The number of access lines increased by 5.0% since September 30, 1997, of which nearly 70% was due to growth in Texas. Approximately 30% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID and other services, increased by 14% totaling more than $700 for the first nine months of 1998. Local service revenues also increased with the introduction and deployment of extended local area service plans in 1998 by approximately $27, resulting in a shift of revenue from long-distance service. The overall increase to total operating revenues resulting from introduction of the plans was approximately $19. Additionally, Federal payphone deregulation implemented in April 1997 caused local service revenues to increase by approximately $50 and interstate network access to decrease by approximately $12; the overall impact was an increase of nearly $39 in total operating revenues. This payphone-related increase included a third quarter 1998 decrease of approximately $21 to recognize revenues based upon actual volumes compared to previously estimated volumes. These increases were partially offset by a reduction of approximately $58 due to cellular interconnection rates in the third quarter of 1997; the lower interconnection rate reductions were in effect for all of 1998.

      Network access Interstate network access revenues for 1997 reflect charges of $52 due to the adverse impacts of several regulatory issues. These issues include among other items, recovery of certain employee-related expenses and the productivity factor adjustment in the Federal price cap filing. Without these impacts, total interstate network access revenues increased $96, or 5.7% in the first nine months of 1998 due largely to increases in demand for access services by interexchange carriers, including special access, and growth in revenues from end-user charges, attributable to an increasing access line base totaling approximately $163. Also contributing to the increase was the absence of approximately $35 of the 1997 revenue offset required for net payments for long-term support which were designed to subsidize universal service, discussed further in operations and support below. Partially offsetting these increases were the effects of the annual rate reduction of approximately $85 related to the Federal productivity factor adjustment, as discussed in SWBell's 1997 Annual Report on Form 10-K and payphone deregulation of approximately $12 referred to above in local service.

      Intrastate network access revenues increased slightly in the first nine months of 1998 as increases in demand totaling approximately $29, including usage by alternative intraLATA toll carriers, were partially offset by net price decreases of approximately $9 resulting from 1997 state regulatory rate orders.

      Long-distance service revenues decreased in the first nine months of 1998 due to the effect of price competition from alternative intraLATA toll carriers and regulatory rate orders totaling approximately $29.
      Additionally, the introduction and deployment of extended area local service plans reduced long-distance service revenues by approximately $8; the amount of increase is somewhat greater than the reduction in long-distance revenue.

      Other operating revenues for 1997 reflect charges of $11 due to the impact of several regulatory issues. Excluding these impacts, other operating revenues increased $128, or 16.9% in the first nine months of 1998. Approximately 67% of this increase was due to increased demand for nonregulated services and products, including consumer equipment and network integration services. Also contributing by approximately 14% to the overall increase was the repricing of maintenance and trouble diagnosis services related to inside wire located on the customers' premises, effective June of 1998.

Operating Expenses Components of operating expenses for the first nine months of 1998 and 1997 are as follows:

---------------------------------------------------------------------------
                                                   Nine-Month Period
                                              -----------------------------
                                                                    Percent
                                                  1998     1997     Change
---------------------------------------------------------------------------
Operations and support                        $  4,574  $   4,435      3.1%
Depreciation and amortization                    1,489      1,440      3.4
------------------------------------------------------------------
  Total                                       $  6,063  $   5,875      3.2%
===========================================================================

SWBell manages its financial and business operations excluding special one-time or unusual charges and refers to these adjusted results as normalized operations. As discussed in Note 2 to the financial statements, SWBell's operating expenses in the first nine months of 1997 reflect $152 of adjustments for charges related to SBC's strategic initiatives, a comprehensive review of operations of the merged company, the impact of several regulatory rulings and ongoing merger integration costs. Excluding these 1997 adjustments, SWBell's normalized operating expenses increased $340, or 5.9%, for the first nine months of 1998.

      Operations   and  Support   Components  of  operations   and  support  and
      normalizing adjustments for the first nine months of 1998 and 1997 are as follows:

---------------------------------------------------------------------------
                                                   Nine-Month Period
                                              -----------------------------
                                                                    Percent
                                                 1998      1997     Change
---------------------------------------------------------------------------
Cost of services and products                 $  3,188  $   2,910      9.6%
Selling, general and administrative              1,386      1,525     (9.1)
---------------------------------------------------------------------------
  Total operations and support                   4,574      4,435      3.1%
Adjustments                                        -         (115)     -
---------------------------------------------------------------------------
  Normalized operations and support           $  4,574  $   4,320      5.9%
===========================================================================

      Operations and support consists of all operating expenses except depreciation and amortization. Operations and support expenses for the first nine months of 1997 reflect $115 of the adjustments referred to above.

      Excluding these adjustments, normalized operations and support increased $254, or 5.9%, in the first nine months of 1998 due primarily to increases in merger implementation costs in 1998 of approximately $121, increased costs associated with reciprocal compensation for the termination of Internet traffic of approximately $60, and increases in universal service fund (USF) charges of approximately $64 that were previously reported as an offset against network access revenues. The current USF system assesses charges, recorded as expense, and any amounts to be received separately. Previously, a net payment or receipt for long-term support would be recorded as an offset to (or increase in) revenue. Also contributing to the increase in operations and support were increases in wages and salaries of approximately $23, operating taxes of approximately $27, and materials of approximately $35. Additionally increases totaling approximately $33 in uncollectible expense and costs associated with the Texas and Oklahoma USFs contributed to the increase. These increases were partially offset by reductions in use of contract labor of approximately $67 and net reductions to benefits, agent commissions and research and development costs totaling approximately $66. Costs incurred for local number portability were comparable for the first nine months of each year.

      Depreciation   and   amortization   Summarization   of  depreciation   and
      amortization expense and normalizing adjustments for the first nine months of 1998 and 1997 is as follows:

---------------------------------------------------------------------------
                                                   Nine-Month Period
                                              -----------------------------
                                                                    Percent
                                                  1998     1997     Change
---------------------------------------------------------------------------
Depreciation and amortization                 $   1,489 $   1,440      3.4%
Adjustments                                        -          (37)     -
---------------------------------------------------------------------------
  Normalized depreciation and amortization    $   1,489 $   1,403      6.1%
===========================================================================

      Depreciation and amortization for the first nine months of 1997 reflects one-time charges of $37 for the write off of voice dial equipment which was discontinued. Excluding these adjustments, depreciation and amortization increased $86 for the first nine months of 1998 due primarily to increased depreciation expense of $64 resulting from growth in plant levels. The remainder of the increase was due to rate variances related to the net impact of revised composite rates.

Interest expense increased $22, or 8.7%, for the first nine months of 1998, primarily due to increased average long-term borrowings.

Other income (expense) - net was a net expense of $11 for the first nine months of 1998 which included $15 of call premiums and unamortized discount on the early extinguishment of $600 of debentures and notes. Other income (expense) - net was a net income of $12 for the first nine months of 1997 and reflected royalty payments received from a software affiliate.

Income Taxes for the first nine months of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several regulatory rulings. Excluding these items, income taxes for the first nine months of 1997 would have been $668. Income taxes for the first nine months of 1998 were higher due primarily to higher income before income taxes.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions


OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Telecommunications Act of 1996 In July 1997, SBC brought suit in the United States District Court for the Northern District of Texas (U.S. District Court), seeking a declaration that parts of the Telecommunications Act of 1996 (Telecom
Act) are unconstitutional on the grounds that they improperly discriminate against SWBell by imposing restrictions that prohibit SWBell by name from offering interLATA long-distance and other services that other Local Exchange Carriers (LECs) are free to provide. The suit challenged only those portions of the Telecom Act that exclude SWBell from competing in certain lines of business. On December 31, 1997, the U.S. District Court ruled in favor of SBC and declared certain sections of the Telecom Act unconstitutional, thereby allowing SBC to enter interLATA long-distance in SWBell's operating areas. On September 4, 1998, the United States Court of Appeals for the Fifth Circuit (5th Circuit) reversed this decision and ruled that the challenged provisions of the Telecom Act are constitutional. In October 1998, SBC asked the United States Supreme Court (Supreme Court) to hear an appeal of the 5th Circuit decision. The Supreme Court has not yet determined if it will hear this appeal. If it decides to accept the case, a decision would not likely be until 1999.

Interconnection Reciprocal compensation is billed to SWBell by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. SBC believes that under the Telecom Act the state commissions only have authority to order reciprocal compensation for intrastate or local traffic, while only the Federal Communications Commission (FCC) has authority over interstate and interexchange traffic, which is where SBC believes most Internet traffic terminates. Several state commissions have taken the position that Internet communications is intrastate or local traffic and have ordered SWBell to pay reciprocal compensation to certain CLECs. The question whether Internet communications should be classified as local/intrastate or interstate traffic for reciprocal compensation purposes is the subject of a pending FCC proceeding and the FCC is expected to rule on this issue in the near future. SWBell has been recording amounts sought by certain CLECs for the termination of Internet traffic to Internet Service Providers as they have been billed.

Long-distance Application SBC continues to seek entry into interLATA long-distance by requesting favorable recommendation from state commissions and approval from the FCC, and as necessary through the courts. In September 1998, the Texas Public Utility Commission (TPUC) released a status report on SWBell's checklist compliance efforts. The TPUC reported that SWBell has settled nearly half of the issues raised, but more collaboration is needed to settle the remaining recommendations. Additional collaborative sessions are scheduled, with a proposed decision and vote by the TPUC on whether to recommend SWBell's in-region interLATA long-distance application to the FCC expected by early 1999.

OTHER BUSINESS MATTERS

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which will require all derivatives to be recorded on the balance sheet at fair value, and will require changes in the fair value of the derivatives to be recorded in net income or comprehensive income. FAS 133 must be adopted for years beginning after June 15, 1999, with earlier adoption permitted. Management is currently evaluating the impact of the change in accounting required by FAS 133, but is not able to quantify the effect at this time.

See Note 3 to the Financial Statements for a discussion of the new accounting standard on software costs.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. Companywide teams are in place to address and resolve Year 2000 issues and processes are underway to evaluate and manage the risks and costs associated with preparing SBC's date-impacted systems and networks for the new millennium.

SBC is using a four-step methodology to address the issue. The methodology consists of inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by tracking the number of completed hardware and software applications, network components, personal computers and building facilities that can correctly process Year 2000 dates.

Inventory and assessment is estimated to require 20% of the overall effort and includes the identification of items (i.e., line-by-line review of software code, switch generics, vendor products, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to get them ready. The inventory and assessment phase has been completed. . This process involved reviewing over 300 million lines of software code, 1,100 central office switches, 6,800 company buildings, conducting an inventory and assessment of 100,000 personal computers, and coordinating with 1,200 suppliers of 12,000 products to obtain adequate assurance they will be compliant with the Year 2000 or determine and address any appropriate contingency plans or back-up systems.

Making the hardware and software fixes is the second phase of the process and is estimated to require 25% of the overall effort. This activity involves modifying program code, upgrading computer software and upgrading or replacing hardware. As of September 30, 1998, more than half of the hardware and software fixes were accomplished.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998, is approximately one-third complete, and will continue through 1999 to allow for thorough testing before the Year 2000. Any need for contingency plans or back-up systems are being determined and addressed during the testing phase.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. Nearly half of the deployment phase was completed as of September 30, 1998.

SBC expects to spend less than $250 million on the entire project, with approximately $89 million spent through September 30, 1998. As testing and hardware and software fixes are estimated to require most of the expenditures, there is not a strict correlation between expenditures and project completion.

The activities involved in SBC's Year 2000 project necessarily involve estimates and projections, as describe above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the reported market risks of financial instruments since the end of the most recent fiscal year.

SOUTHWESTERN BELL TELEPHONE COMPANY

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the third quarter ended September 30, 1998.

                                         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Southwestern Bell Telephone Company




November 4, 1998                        /s/ Richard G. Lindner
                                       -------------------------
                                       Richard G. Lindner
                                       Vice President and Chief Financial
                                       Officer