Form 10-K405
period 1998-12-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1999-03-12
CIK 92476

FORM 10-K

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

  |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1998

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

                          530 McCullough, San Antonio, Texas 78215
                         Telephone Number 210-821-4105


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

         ---------------                              ---------------

Seven Year 6 1/8% Notes,                           New York Stock
Due March 1, 2000                                  Exchange

Eight Year 6 3/8% Notes,                           New York Stock
Due April 1, 2001                                  Exchange

Twelve Year 6 5/8% Notes,                          New York Stock
Due April 1, 2005                                  Exchange

Forty Year 6 7/8% Debentures,                      American Stock
Due February 1, 2011                               Exchange

Twenty-Two Year 7% Debentures,                     New York Stock
Due July 1, 2015                                   Exchange

Thirty Year 7 5/8% Debentures,                     New York Stock
Due March 1, 2023                                  Exchange

Thirty-Two Year 7 1/4%, Debentures,                New York Stock
Due July 15, 2025                                  Exchange

Fifty Year 6 7/8% Debentures,                      New York Stock
Due March 31, 2048                                 Exchange

                                TABLE OF CONTENTS




Item                                                                  Page
-----                                                                  ----

                                     PART I

 1.  Business.......................................................     4
 2.  Properties.....................................................     8
 3.  Legal Proceedings..............................................     8
 4.  Submission of Matters to a Vote of Security Holders............     *


                                     PART II

 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters..........................................     9
 6.  Selected Financial and Operating Data..........................     9
 7.  Management's Discussion and Analysis of Results of Operations
     (Abbreviated pursuant to General Instruction I(2)).............    10
7A.  Quantitative and Qualitative Disclosures about Market Risk.....    20
 8.  Financial Statements and Supplementary Data....................    22
 9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure.....................................    37


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


                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   38





----------

*Omitted pursuant to General Instruction I(2).

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

Southwestern Bell Telephone Company (SWBell) was incorporated in 1882 under the laws of the State of Missouri, and has its principal executive offices at 530 McCullough, San Antonio, Texas 78215 (telephone number 210-821-4105). SWBell is a wholly-owned subsidiary of SBC Communications Inc. (SBC). SWBell provides landline telecommunications services over 16 million access lines in Texas, Missouri, Oklahoma, Kansas and Arkansas (five-state area). SWBell provides local exchange services and is subject to regulation by the five state commissions and the Federal Communications Commission (FCC).

SBC was one of the original seven regional holding companies (RHCs) formed to hold AT&T Corp.'s (AT&T) local telephone companies. AT&T divested SBC, and its subsidiary SWBell, by means of a spin-off of stock to its shareowners on January 1, 1984 (divestiture). The divestiture was made pursuant to a consent decree, referred to as the Modification of Final Judgment (MFJ), issued by the United States District Court for the District of Columbia (District Court).

On February 8, 1996, the Federal Government enacted the Telecommunications Act of 1996 (Telecom Act), a major, wide-ranging amendment to the Communications Act of 1934.

By its specific terms, the Telecom Act supersedes the jurisdiction of the District Court with regard to activities occurring after the date of enactment. The FCC is given authority for all post-enactment conduct, with the District Court retaining jurisdiction of pre-enactment conduct for a five-year period. As a result of these provisions, on April 11, 1996 the District Court issued its Opinion and Order terminating the MFJ and dismissing all pending motions as moot, thereby effectively ending 13 years regulation of RHCs under the MFJ.

Additional information relating to the Telecom Act is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Regulatory Environment" beginning on page 13.

Business Combinations

With the completion of SBC's mergers with Pacific Telesis Group (PAC) in 1997 and with Southern New England Telecommunications Corporation in 1998, SBC began reviews of operations of SWBell, Pacific Bell, Nevada Bell and The Southern New England Telephone Company (collectively referred to as the Telephone Companies). As a result of the review and recommendations of merger teams, SBC is centralizing several key functions that will support the operations of the Telephone Companies, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. The Telephone Companies will continue as separate legal entities. These initiatives continue to result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations. Additional information on this matter is contained in Note 2 of Notes to Financial Statements.

                               BUSINESS OPERATIONS

SWBell serves the nation's second most populous state, Texas, and sections of the nation's Midwest region, including 2 of the country's 10 largest metropolitan areas and 7 of the country's 50 largest metropolitan areas. SWBell offers customers an expansive range of services and products, varying by market, including: local exchange services, long distance, telecommunications equipment and enhanced services. These services and products are described more fully below.

SWBell's revenues are categorized for financial reporting purposes as local service, network access, long distance service and other.

The following table sets forth the percentage for SWBell of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.

--------------------------------------------------------------------------------
                                                        Percentage of Total
                                                        Operating Revenues
--------------------------------------------------------------------------------
                                                   1998        1997        1996
-------------------------------------------- ----------- ----------- -----------
Local service                                       50%         50%         48%
Network access                                      32%         32%         34%
-------------------------------------------- ----------- ----------- -----------

Local services involve the transport of wireline telecommunications traffic between telephones and other customer premises equipment (CPE) located within the same local service calling area. Local services include: basic local exchange service, certain extended area service, dedicated private line services for voice and special services, directory assistance and various vertical services, including custom calling services, call control options and Caller ID services.

Network access services connect a subscriber's telephone or other equipment to the transmission facilities of other carriers that provide long distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

Additionally, SWBell also provides long distance services that involve the transport of telecommunications traffic between local calling areas within the same LATA (intraLATA). Long distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services.

SWBell provides its services over approximately 10.7 million residential and 5.6 million business access lines in the five-state area. During 1998, over two-thirds of SWBell's access line growth occurred in Texas.

Customer Premises Equipment and Other Equipment Sales

Equipment offerings at SWBell range from single-line and cordless telephones to sophisticated digital business exchange (PBX) systems, all of which can be offered with SWBell's central office based solutions. PBX is a private telephone switching system, usually located on a customer's premises, which provides intra-premise telephone services as well as access to the public switched network.

In December 1996, substantially all of the operations of Southwestern Bell Telecommunications, Inc., a wholly-owned subsidiary of SBC, which offered CPE, were moved into the operations of SWBell. The move did not and is not expected to have a significant impact on SWBell's results of operations.

New Products

As part of its continuing strategy to be among the leaders in the communications services industry, SWBell is constantly developing new services and products. It currently is introducing several new data products, including Asymmetrical Digital Subscriber Line (ADSL). ADSL enables customers to transfer over existing telephone lines, data, graphics, audio and video files at speeds up to 1.5 megabits per second. ADSL allows customers to simultaneously make a phone call and access information via the Internet or an office local area network. ADSL is the subject of a pending FCC review. Additional information relating to the pending FCC review of ADSL is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under "Regulatory Environment" beginning on page 13.

During 1998, SWBell continued to expand its offering of vertical services throughout its operating areas. These services include, among other things, Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Caller ID Call Waiting, a feature which displays the telephone number and caller's name in certain markets when the customer is on a call; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

Since 1996, SWBell has been offering certain local services on a "wholesale" basis to competitors, as well as providing elements of its networks on an "unbundled" basis for local competition. These services are being offered as specified by the Telecom Act and state actions and interconnection agreements. The Telecom Act and the regulations promulgated by federal and state agencies to implement it have resulted in SWBell facing increased competition in significant portions of its business. At December 31, 1998, SWBell provided wholesale services to more than 524,000 access lines. Management cannot quantify the impact to SWBell's business in 1999 from local exchange competition, as uncertainty exists as to the breadth and scope of competitors' offering of local exchange services to all portions of the market in-region, and as certain regulations, tariffs and negotiations governing such competition are not yet finalized, but expects continued increases in local exchange services competition.

Operating Segments

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which establishes standards for the way that public business enterprises report information about operating segments in quarterly and annual financial statements. FAS 131 changes segment reporting from an industry segment basis to an operating segment basis defined based on how the business is managed. As SWBell operates in only one of SBC's segments, wireline telecommunications services, separate segment reporting does not apply to SWBell.

                              GOVERNMENT REGULATION

In the five-state area, SWBell is subject to regulation by state commissions which have the power to regulate, in varying degrees, intrastate rates and services, including local, long distance and network access services. SWBell is also subject to the jurisdiction of the FCC with respect to international and interstate rates and services, including interstate access charges. Access charges are designed to compensate SWBell for the use of its facilities for the origination or termination of long distance and other communications by other carriers.

Additional information relating to federal and state regulation of SWBell is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Regulatory Environment" beginning on page 13.

                                 MAJOR CUSTOMER

Approximately 9% in 1998, 11% in 1997 and 12% in 1996 of SWBell's revenues were from services provided to AT&T. No other customer accounted for more than 10% of total revenues.

                                   COMPETITION

Information relating to competition in the telecommunications industry is contained in Item 7, Management's Discussion and Analysis of Results of Operations of this report under the heading "Competition" beginning on page 17.

Customer Premises Equipment and Other Equipment Sales

SWBell faces significant competition from numerous companies in marketing its telecommunications equipment.

                            RESEARCH AND DEVELOPMENT

Certain company-sponsored basic and applied research was conducted at Bell Communications Research, Inc. (Bellcore). SWBell owned a one-seventh interest in Bellcore and another affiliate of SBC owned a one-seventh interest, with the remainder owned by the other four remaining RHCs. In November 1997, the RHCs sold Bellcore to a third party but continue to have a research agreement with Bellcore. The RHCs have retained the activities of Bellcore that coordinate the Federal Government's telecommunications requirements for national security and emergency preparedness.

Applied research is also conducted at SBC Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides research, technology planning and evaluation services to SBC and its subsidiaries, including SWBell.

                                    EMPLOYEES

As of December 31, 1998, SWBell employed approximately 50,700 persons. Approximately three-fourths of the employees are represented by the
Communications Workers of America (CWA). A new agreement between the CWA and SWBell was reached on April 7, 1998, covering an estimated 39,000 employees through April 1, 2001. Among other items, the agreement specifies an 11% increase in wages over the life of the contract.

ITEM 2.  PROPERTIES

The properties of SWBell do not lend themselves to description by character and location of principal units. At December 31, 1998, network access lines represented 44% of SWBell's investment in telephone plant; central office equipment represented 40%; land and buildings represented 9%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 6%; and information origination/termination equipment represented 1%.

ITEM 3.  LEGAL PROCEEDINGS

Six putative class actions in Texas, Missouri, Oklahoma, and Kansas that involved the provision by SWBell of maintenance and trouble diagnosis services relating to telephone inside wire located on customer premises have been settled in 1998. These actions alleged that SWBell's sales practices in connection with these services violated antitrust, fraud and/or deceptive trade practices statutes. The trial court has approved the settlement, which is not expected to materially affect the financial results of SWBell.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2).

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA


 -------------------------------------------------------------------------------

 At December 31, or for the year ended            1998           1997
 -------------------------------------------------------------------------------
 Debt Ratio (debt, including current
 maturities, as a percentage of total capital)   65.48%         64.44%
 Network access lines in service (000)          16,462         15,741
 Access minutes of use (000,000)                62,853         59,395
 Resold lines (000)                                524            267
 Number of employees                            50,700         50,500
 -------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS Dollars in millions

This discussion should be read in conjunction with the financial statements and the accompanying notes.

RESULTS OF OPERATIONS

Summary

Financial results, including percentage changes from the prior year, are summarized as follows:

--------------------------------------------------------------------------------
                                                                        Percent
                                                1998        1997         Change
                                                                        1998 vs.
                                                                          1997
--------------------------------------------------------------------------------
Operating revenues                          $ 10,752    $ 10,116            6.3%
Operating expenses                          $  7,958    $  7,924            0.4%
Net income                                  $  1,527    $  1,187           28.6%
--------------------------------------------------------------------------------

SWBell's net income in 1998 includes $13 of an after-tax benefit associated with an adjustment of a postemployment benefits accrual and in 1997 includes after-tax charges of $237 reflecting strategic initiatives resulting from SBC's merger with PAC, the impact of several regulatory rulings and ongoing merger initiatives during 1997, as well as a gain on the sale of SWBell's interest in Bellcore (see Note 2 of Notes to Financial Statements for further discussion of merger integration costs). Excluding these 1998 and 1997 benefit and charges, SWBell reported normalized net income of $1,514 for 1998, 6.3% higher than 1997 normalized net income of $1,424.

Excluding these items, the primary factor contributing to the increase in net income in 1998 was growth in demand for services and products.

Items affecting the comparison of the operating results between 1998 and 1997 are discussed in the following sections.

Operating Revenues

Operating revenues were $10,752 in 1998 compared with $10,116 in 1997, a 6.3% increase. Components of operating revenues including percentage changes from the prior year, are as follows:

--------------------------------------------------------------------------
                                                                  Percent
                                            1998        1997       Change
                                                                  1998 vs.
                                                                    1997
--------------------------------------------------------------------------
Local service                           $  5,397    $  5,045          7.0%
Network access:
  Interstate                               2,305       2,176          5.9
  Intrastate                               1,095       1,078          1.6
Long distance service                        770         803         (4.1)
Other                                      1,185       1,014         16.9
--------------------------------------------------------------
      Total                             $ 10,752    $ 10,116          6.3%
==========================================================================

     Local Service revenues increased $352, or 7.0%, in 1998 due primarily to increases in demand totaling more than $324, including increases in access lines, vertical services, and data-related services revenues. The number of access lines increased by 4.6% since 1997, of which over two-thirds was due to growth in Texas. Approximately 30% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID and other services, increased by 14% totaling more than $950 for 1998.

     Additionally,  local service  revenues  increased as a result of regulatory actions that also had the effect of decreasing one or more types of operating revenues. In 1998, federal payphone deregulation and the introduction and deployment of extended local area service plans collectively increased local service revenues by approximately $83 and decreased long distance revenue by approximately $10 and interstate network access approximately $12. The net effect on total operating revenue for these items was an increase of nearly $69. The local service increases were partially offset by decreases of approximately $71 resulting from cellular interconnection rate reductions implemented in the third quarter of 1997.

     Network Access Interstate network access revenues for 1997 reflect charges of $52 due to the adverse impacts of several regulatory issues. These issues include among other items, recovery of certain employee-related expenses and the productivity factor adjustment in the Federal price cap filing. Without these charges, total interstate network access revenues increased $77, or 3.5%, in 1998 due largely to increases in demand for access services by interexchange carriers, including special access, and growth in revenues from end-user charges attributable to an increasing access line base totaling approximately $224. Partially offsetting these increases were the effects of rate reductions of approximately $95 related to the federal productivity factor adjustment, access reform and other changes, and regulatory shifts related to payphone deregulation of approximately $12 as noted in local service. Additional decreases in 1998 totaling approximately $38 resulted from an increase in universal service fund net payments implemented in the first quarter of 1998 that exceeded the 1997 net payments of long-term support. The net federal universal fund payments and receipts will be exogenous factors in future federal price cap filings.

     Intrastate network access revenues increased slightly in 1998 as increases in demand totaling approximately $38, including usage by alternative intraLATA toll carriers, were partially offset by state regulatory rate reductions totaling approximately $19.

     Long Distance Service revenues decreased $33, or 4.1%, in 1998. This resulted from decreased demand and the effect of price competition from alternative intraLATA toll carriers totaling approximately $23. As discussed above under local service, long distance revenues decreased by approximately $10 due to the introduction and deployment of extended area local service plans.

     Other operating revenues increased $171, or 16.9%, in 1998. Approximately $107 of this increase was due to increased demand for nonregulated services and products, including consumer equipment and network integration services. Also contributing to the increase was the repricing of maintenance and trouble diagnosis services related to inside wire located on customers' premises during 1998 of approximately $30 and an increase in state universal funds net receipts of approximately $15.

Operating Expenses

Components of operating expenses, including percentage changes from the prior year, are as follows:

-------------------------------------------------------------------------------
                                                                        Percent
                                            1998        1997             Change
                                                                        1998 vs.
                                                                          1997
-------------------------------------------------------------------------------
Operations and support                  $  5,940    $  5,997              (1.0)%
Depreciation and amortization              2,018       1,927               4.7
----------------------------------------------------------------
  Total operating expenses              $  7,958    $  7,924               0.4 %
===============================================================================

     As discussed in Note 2 of Notes to Financial Statements, SWBell's operating expenses in 1998 reflect $20 in benefits associated with an adjustment of postemployment benefits accrual and in 1997 reflect $328 of adjustments for charges related to SBC's strategic initiatives, a comprehensive review of operations of the merged company, the impact of several regulatory rulings and ongoing merger integration costs. SWBell manages its financial and business operations excluding these items and refers to these adjusted expenses as normalized operating expenses. Excluding these 1998 and 1997 adjustments, SWBell's normalized operating expenses increased $382, or 5.0%, for 1998.

     Operations and Support expenses reflect $20 of a benefit in 1998 and $289 of charges in 1997 referred to above. Excluding these adjustments, normalized operations and support in 1998 were $5,960, an increase of $252, or 4.4%, over the normalized total in 1997 of $5,708.

     The increase was due primarily to merger implementation costs in 1998 of approximately $178 related to progression in the merger implementation process including charges from support functions throughout SBC, and other merger initiatives. Operations and support also increased in 1998 due to increased costs associated with reciprocal compensation for the termination of Internet traffic of approximately $68. Wages, salaries and benefits increased approximately $91 and right to use fees and materials increased approximately $45. These increases were partially offset by reductions in the use of contract labor of approximately $121 and net reductions to agent commissions, research and development and customer number portability costs totaling approximately $65.

     Depreciation and amortization expense for 1997 reflects one-time charges of approximately $39 for the write off of voice dial equipment that was discontinued and other adjustments. Excluding these adjustments, depreciation and amortization increased $130, or 6.9%, in 1998. The net increase was due primarily to increased depreciation expense of approximately $104 resulting from overall higher plant levels and rate variances related to the net impact of revised composite rates of depreciation of approximately $27.

Interest Expense increased $31, or 9.0%, in 1998 due primarily to higher average debt levels.

Other Income (Expense) - Net was net income of $39 in 1997 and included a gain recognized for the sale of SWBell's interest in Bellcore of $24.

Income Taxes for 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's merger with PAC, the impact of several regulatory rulings and the gain on sale of SWBell's interest in Bellcore. Excluding these items, income taxes for 1997 would have been $835. Income taxes for 1998 were higher due primarily to higher income before income taxes.

Operating Environment and Trends Of The Business

Regulatory Environment

Overview

The telecommunications industry is in a period of dynamic transition from a tightly regulated industry overseen by multiple regulatory bodies to a market-driven industry monitored by state and federal agencies. SWBell remains subject to regulation by the five-state regulatory commissions for intrastate services and by the FCC for interstate services.

Consolidation of companies is occurring within the marketplace for local telephone service and across other telecommunications services, such as long distance, cellular, cable television, Internet and other data transmission services. Companies operating in some of these markets are also expanding into others, such as the provision of local service by long distance companies. Additionally, new technologies are also affecting the way people view and use communications services.

SWBell is aggressively representing its interests before federal and state regulatory bodies, courts, Congress and state legislatures. SWBell will continue to evaluate the increasingly competitive nature of its business, and develop appropriate competitive, legislative and regulatory strategies.

Federal Regulation

Under the Telecom Act, before being permitted to offer landline interLATA long distance service in any state within the regulated operating areas, SWBell must apply for and obtain state-specific approval from the FCC. The FCC's approval, which involves consultation with the United States Department of Justice and appropriate state commissions, requires favorable determinations that SWBell has entered into interconnection agreement(s) that satisfy a 14-point "competitive checklist" with predominantly facilities-based carrier(s) that serve residential and business customers or, alternatively, that SWBell has a statement of terms and conditions effective in that state under which they offer the "competitive checklist" items. The FCC must also make favorable public interest and structural separation determinations in connection with such applications. See "State Regulation" for status of the state applications.

In December 1997, in the United States District Court for the Northern District of Texas ruled that parts of the Telecom Act were unconstitutional on the grounds that they improperly discriminate against SWBell by imposing restrictions that prohibit SWBell by name from offering interLATA long distance and other services that other Local Exchange Carriers (LECs) are free to provide. In September 1998, the United States Court of Appeals for the Fifth Circuit (5th Circuit) reversed this decision and ruled that the challenged provisions of the Telecom Act were constitutional. In January 1999, the United States Supreme Court (Supreme Court) declined to hear an appeal of the 5th Circuit's decision.

Interconnection In August 1996, the FCC issued rules by which competitors could connect with LECs' networks, including those of SWBell. Among other things, the rules addressed unbundling of network elements, pricing for interconnection and unbundled elements, and resale of retail telecommunications services. The FCC rules were appealed by numerous parties, including SBC.

In July 1997, the United States Court of Appeals for the Eighth Circuit (8th Circuit) held that the FCC did not have the authority to promulgate rules related to the pricing of local intrastate telecommunications and that its rules in that regard were invalid. The 8th Circuit also overturned the FCC's rules which allowed competitors to "pick and choose" among the terms and conditions of approved interconnection agreements. In October 1997, the 8th Circuit issued a subsequent decision clarifying that the Telecom Act does not require the incumbent LECs to deliver network elements to competitors in anything other than completely unbundled form.

In September 1997, a number of parties including SBC, filed petitions to enforce the July 1997 ruling of the 8th Circuit that the right to set local exchange prices, including the pricing methodology used, is reserved exclusively to the states. The petitions responded to the FCC's rejection of Ameritech Corporation's interLATA long distance application in Michigan in which the FCC stated it intended to apply its own pricing standards to RHC interLATA applications. The petitioners asserted the FCC was violating state authority. On January 22, 1998, the 8th Circuit ordered the FCC to abide by the July 1997 ruling and reiterated that the FCC cannot use interLATA long distance applications made by SBC and other RHC wireline subsidiaries wishing to provide interLATA long distance to attempt to re-impose the pricing standards ruled invalid in July 1997 by the 8th Circuit.

In January 1999, the Supreme Court ruled on an appeal of the 8th Circuit's order. The ruling held that the Telecom Act gives the FCC the authority to set guidelines for states to follow in setting prices under the Telecom Act, and reinstated the FCC rules allowing those seeking to interconnect to "pick and choose" specific provisions from previous interconnection agreements. Because the 8th Circuit's decision did not address the lawfulness of the content of the FCC pricing guidelines, the Supreme Court remanded that issue to the 8th Circuit for further consideration. The ruling also upheld FCC rules forbidding incumbent LECs from separating already combined network elements, but remanded back to the FCC its determination of which network elements must be made available. The Supreme Court also held that, before the FCC could require telecommunications carriers to make a particular network element available to requesting carriers, the FCC must first consider as to proprietary elements, whether access to the elements was necessary and whether the failure to provide access to a particular element would impair the requesting carrier's ability to provide the service it seeks to offer. The effect of this ruling on SWBell cannot be determined at this time.

Reciprocal Compensation Reciprocal compensation is billed to SWBell by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. Several state commissions have taken the position that Internet communications is intrastate or local traffic and ordered SWBell to pay reciprocal compensation to certain CLECs pursuant to then existing contracts. State commissions in the five-state area other than Kansas have issued orders finding that SWBell is required to pay reciprocal compensation to certain CLECs. In June 1998, a U.S. District Court in Texas affirmed the Texas Public Utility Commission's (TPUC) determination, and upheld payment of reciprocal compensation, holding that an Internet call is comprised of two portions, and that the TPUC has jurisdiction over the local portion of the traffic and the FCC over the Internet component. SWBell has sought review or reconsideration of these cases.

In February 1999, the FCC ruled that a substantial portion of Internet communications is interstate traffic and therefore subject to federal jurisdiction. The FCC noted that carriers were bound by existing interconnection contracts as interpreted by state commissions. The FCC will issue rules determining the extent, if any, such communications are subject to reciprocal compensation. The FCC also ruled that, in the context of interpreting particular interconnection agreements, the state commissions might determine that reciprocal compensation was appropriately based on the agreement of the parties or other factors. SBC believes that the FCC ruling should prevent state commissions from imposing reciprocal compensation on this traffic.

Asymmetrical Digital Subscriber Line ADSL is a high-speed data service principally used for Internet access. In June 1998, SBC filed with the FCC a petition requesting relief for ADSL from pricing, unbundling and resale regulatory restrictions. The FCC denied the petition and declared that incumbents must offer such services for resale at a discount and must offer unbundled access to the equipment used in ADSL provisioning to the extent possible. SBC has filed with the FCC a petition for reconsideration of this order. The FCC sought comments on offering the incumbent LECs the option of providing deregulated advanced services through an affiliate with appropriate safeguards.

The effects of the FCC decisions on the above topics are dependent on many factors including, but not limited to, the ultimate resolution of the pending appeals; the number and nature of competitors requesting interconnection, unbundling or resale; and the results of the state regulatory commissions' review and handling of related matters within their jurisdictions. Accordingly, SWBell is not able to assess the impact of the FCC orders and proposed rulemaking at this time.

State Regulation

The following provides an overview of state regulation in the five states in which SWBell operated at December 31, 1998.

-------------- ------------------ --------------------- ---------------- --------------------------
                                                           Number of
                                                            Signed
                  Alternative                              Wireline            Long Distance
    State        Regulation 1       Dialing Parity 2    Interconnection     Application Status
                                                         Agreements 3
-------------- ------------------ --------------------- ---------------- --------------------------
                                  Presently not
                                  required prior to
                                  long distance
Arkansas       Yes, Indefinite    authorization                 54       Decision Expected in 1999 4
-------------- ------------------ --------------------- ---------------- --------------------------
                                  Commission  ordered
                                  implementation by
                                  2/1999; state
                                  statute presently
                                  prohibits
                                  requirement before
                                  long distance
Kansas         Yes, Indefinite    authorization                 55       Decision Expected in 1999 4
-------------- ------------------ --------------------- ---------------- --------------------------
Missouri       Yes, Indefinite    Proceeding pending            61       Decision Expected in 1999 4
-------------- ------------------ --------------------- ---------------- --------------------------
Oklahoma       Yes, Ends 2/2001   Ordered by 3/1999             52       Decision Expected in 1999 4
-------------- ------------------ --------------------- ---------------- --------------------------
                                  TPUC   deferred  its
                                  decision   pending  FCC
                                  issuance of new dialing
                                  parity  rules;  state
                                  statute presently
                                  prohibits requirement
                                  before long distance
Texas          Yes, Ends 9/2001   authorization                175        Decision Expected in 1999 4
-------------- ------------------ --------------------- ---------------- --------------------------

Other significant notes:
1   Alternative regulation is other than rate of return regulation.

2 In a January 1999 decision, the Supreme Court ruled that the FCC had the authority to issue rules implementing intrastate and intraLATA dialing parity. Several interexchange carriers are arguing in pending state proceedings that the ruling requires immediate implementation of dialing parity, preempting state requirements. SWBell takes the position that dialing parity requirements should be consistent with state laws and that they should not be required to provide intraLATA toll dialing parity prior to receiving authorization to provide interLATA long distance services. In states where dialing parity exists, customers are able to subscribe to an intraLATA toll carrier just as they do for long distance services.

3 Interconnection agreements are signed with CLECs for the purpose of allowing the CLECs to exchange local calls with the incumbent telephone company.

4 Awaiting determination by state commissions on SWBell's compliance with the 14-point competitive checklist. FCC approval is required subsequent to state

The following presents highlights of certain regulatory developments.

Texas Under the Public Utility Regulatory Act, which became effective in May 1995 (PURA), SWBell elected to move from rate of return regulation to price regulation with elimination of earnings sharing. Basic local service rates are capped at existing levels for four years following the election, i.e., until September 1999. The TPUC is prohibited from reducing switched access rates charged by LECs to interexchange carriers while rates are capped.

LECs electing price regulation are committed to network and infrastructure improvement goals, including expansion of digital switching and advanced high-speed services to qualifying public institutions, such as schools, libraries and hospitals, requesting the services. PURA also established an infrastructure grant fund for use by public institutions in upgrading their communications and computer technology. The 1997 Texas legislative session changed the funding for this infrastructure grant fund from annually collecting $150 for ten years to a fixed percent (1.25%) applied to all telecommunications providers' sales taxable revenues. The law also provides a cap of $1,500 for the life of the fund. SWBell's annual payments were approximately $36 in 1997 and $56 in 1998. Due to the industry's growth in revenues, the fund should be completely funded before the original ten years.

PURA establishes local exchange competition by allowing companies that desire to provide local exchange services to apply for certification by the TPUC, subject to certain build-out requirements, resale restrictions and minimum service requirements. PURA provides that SWBell will remain the default carrier of "1 plus" intraLATA long distance traffic in its territory until SWBell is allowed to carry interLATA long distance. In 1996, MCI WorldCom, Inc. (MCI WorldCom) and AT&T sued the state of Texas, alleging that PURA violates the Texas state constitution, and claiming that PURA establishes anticompetitive barriers designed to prevent MCI WorldCom, AT&T and Sprint Corporation from providing local services within Texas. The FCC, also in response to petitions filed by AT&T and MCI WorldCom, preempted and voided portions of PURA that required certain buildout requirements. Furthermore, the FCC also preempted rules that excluded competitors from entering markets with fewer than 31,000 access lines and which made resale of Centrex phone services subject to a limited property restriction. AT&T and MCI WorldCom have dismissed their suits regarding this matter. In October 1997, SWBell filed with the FCC a petition for reconsideration regarding the preemption of the property restriction for Centrex services. This issue is still pending before the FCC.

Missouri  Effective  September 26, 1997, the Missouri Public Service  Commission
(MPSC) determined that SWBell is subject to price cap regulation. Prices in effect as of December 31, 1996 are the initial maximum allowable rates for services and cannot be adjusted until January 1, 2000 for basic and access services and on January 1, 1999 for non-basic services. On an exchange basis where a competitor began operations, the freeze on maximum allowable rates for non-basic services was removed. After January 1, 2000, caps for basic and access services may be adjusted based on one of two government indices. After January 1, 1999, caps for non-basic services may be increased up to 8% per year. In an exchange where competition for basic local service exists for five years, services will be declared competitive and subject to market pricing unless the MPSC finds effective competition does not exist. The Office of Public Counsel and MCI WorldCom sought judicial review of the MPSC determination and in May 1998 the state circuit court affirmed the MPSC decision.

Competition

Competition continues to increase for telecommunication and information services. Recent changes in legislation and regulation have increased the opportunities for alternative service providers offering telecommunications services. Technological advances have expanded the types and uses of services and products available. As a result, SWBell faces increasing competition as well as new opportunities in significant portions of its business.

Recent state legislative and regulatory developments also allow increased competition for local exchange services. Companies wishing to provide competitive local service have filed numerous applications with state commissions throughout SWBell's five-state area, and the commissions of each state have been approving these applications since late 1996. Under the Telecom Act, companies seeking to interconnect to SWBell's networks and exchange local calls must enter into interconnection agreements with SWBell. These agreements are then subject to approval by the appropriate state commissions. SWBell has reached approximately 397 interconnection and resale agreements with competitive local service providers, and most have been approved by the relevant state commissions. AT&T, MCI WorldCom and other competitors are reselling SWBell's local exchange services, and as of December 31, 1998, there were more than 520,000 SWBell access lines supporting services being sold by resale competitors throughout SWBell's five-state area, most of them in Texas. Many competitors have placed facilities in service, and have begun advertising campaigns and offering services. SWBell also was granted facilities-based and resale operating authority in certain territories served by other LECs and now offers local exchange service offerings to these areas.

In Texas, the TPUC set rates in December 1997 that SWBell may charge for access and interconnection to its telephone network. The TPUC decision sets pricing for dozens of network components and completes a consolidated arbitration between SWBell and six of its wholesale customers, including AT&T and MCI WorldCom.

In Missouri, the MPSC issued orders on a consolidated arbitration hearing with AT&T and MCI WorldCom and on selected items with Metropolitan Fiber Systems. Among other terms, the orders established discount rates for resale of SWBell services and prices for unbundled network elements. SWBell appealed the interconnection agreement resulting from the first arbitration proceeding on November 5, 1997; a decision is still pending. A second arbitration process to address other interconnection issues with AT&T has concluded, and the MPSC ordered that a conforming interconnection agreement be filed. SWBell appealed this order in April 1998.

SWBell expects increased competitive pressure in 1999 and beyond from multiple providers in various markets, including facilities-based CLECs, interexchange carriers and resellers. At this time, management is unable to assess the effect of competition on SWBell, but expects both losses of market share in local service and gains resulting from new business initiatives, vertical services and new service areas. In addition, if intraLATA toll dialing parity is required, competition in intraLATA long distance markets is expected to increase.

OTHER BUSINESS MATTERS

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value, and will require changes in the fair value of the derivatives to be recorded in net income or comprehensive income. FAS 133 must be adopted for years beginning after June 15, 1999, with earlier adoption permitted. Management is currently evaluating the impact of the change in accounting required by FAS 133, but is not able to quantify the effect at this time.

See Note 1 of Notes to Financial Statements for a discussion of the new accounting standard on software costs.

SBC's Year 2000 Project SBC and its subsidiaries and affiliates, including SWBell, operate numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. Companywide teams are in place to address and resolve Year 2000 issues and processes are under way to evaluate and manage the risks and costs associated with preparing SBC's date-impacted systems and networks for the new millennium.

SBC is using a four-step methodology to address the issue. The methodology consists of inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by tracking the number of completed hardware and software applications, network components, personal computers and building facilities that can correctly process Year 2000 dates.

Inventory and assessment is estimated to require 20% of the overall effort and includes the identification of items (i.e., line-by-line review of software code, switch generics, vendor products, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to ensure compliance. The inventory and assessment phase has been completed. This process involved reviewing over 340 million lines of software code, 1,200 central office switches, 7,000 company buildings, conducting an inventory and assessment of 117,000 personal computers, and coordinating with 1,300 suppliers of 14,000 products to obtain adequate assurance they will be Year 2000 compliant or determine and address any appropriate contingency plans or backup systems.

Making the hardware and software fixes is the second phase of the process and is estimated to require 25% of the overall effort. This activity involves modifying program code, upgrading computer software and upgrading or replacing hardware. As of December 31, 1998, the hardware and software fixes were substantially complete.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998, is more than two-thirds complete, and will continue through 1999 to allow for thorough testing before the Year 2000. Contingency plans and backup systems are currently being written.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. More than half of the deployment phase was completed as of December 31, 1998.

SBC expects to spend approximately $265 on the entire project, with approximately $140 spent through December 31, 1998. As testing and hardware and software fixes are estimated to require most of the expenditures, there is not a strict correlation between expenditures and project completion.

The activities involved in SBC's Year 2000 project necessarily require estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

SWBell's capital costs are managed by SBC, and are directly linked to financial and business risks. SBC seeks to manage the potential negative effects from market volatility and market risk. Certain financial instruments used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of SBC's financial instruments are medium- and long-term fixed rate notes and debentures. Fluctuations in market interest rates can lead to significant fluctuations in the fair value of these notes and debentures. It is the policy of SBC to manage its debt structure and foreign exchange exposure in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. Where appropriate, SBC will take actions to limit the negative effect of interest and foreign exchange rates, liquidity and counterparty risks on shareowner value.

Quantitative Information about Market Risk

Interest Rate Sensitivity

The principal amount by expected maturity, average interest rate and fair values of SWBell's liabilities that are exposed to interest rate risk are described in Notes 4 and 5 of Notes to Financial Statements. Following are SWBell's interest rate derivatives subject to interest rate risk (none of these derivatives mature in 2000 through 2003):

-------------------------------------------------------
                          Maturity
-------------------------------------------------------
                                              Fair
                               After          Value
                         1999   2003  Total   12/31/98
-------------------------------------------------------
Interest Rate Derivatives
-------------------------------------------------------
Interest Rate Swaps
-------------------------------------------------------
Receive Variable/Pay
Fixed                     -     $13     $13    ($1)
Notional Amount 1
Fixed Rate Payable       6.7%   6.7%
Weighted Average
Variable Rate            5.0%   5.5%
Receivable 2
-------------------------------------------------------

Notes:
 1 Receive  Variable/Pay  Fixed amount offsets $13 in lease obligation due after
   2003 with an average interest rate of 5.8% and a fair value of $13.
 2 Weighted Average Variable Rate Receivable based on current and the implied forward rates in the yield curve at the reporting date for One Month LIBOR.

As a result of interest rate fluctuations, if SWBell were to terminate the contracts, it would be required to pay $1 to replace the fixed rate flows or "unwind" the interest swaps.

There has been no material change in the updated market risks since December 31, 1997.

Qualitative Information about Market Risk

Interest Rate Risk

SWBell's interest rate risk is managed by SBC. SBC issues debt in fixed and floating rate instruments. Interest rate swaps are used for the purpose of controlling interest expense by fixing the interest rate of floating rate debt. When market conditions favor issuing debt in floating rate instruments, and SBC prefers not to take the risk of floating rates, SBC will enter interest rate swap contracts to obtain floating rate payments to service the debt in exchange for paying a fixed rate. SBC does not seek to make a profit from changes in interest rates. SBC manages interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, SBC reduces risk through the issuance of fixed rate instruments and purchasing derivatives.

Cautionary Language Concerning Forward-Looking Statements

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties. SWBell claims the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause SWBell's future results to differ materially from those expressed in the forward-looking statements: (1) adverse economic changes in the markets served by SWBell or changes in available technology; (2) the final outcome of various FCC rulemakings and judicial review, if any, of such rulemakings; (3) the final outcome of various state regulatory proceedings in SWBell's five-state area, and judicial review, if any, of such proceedings; and (4) the timing of entry and the extent of competition in the local and intraLATA toll markets in SWBell's five-state area. Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact SWBell's future earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        Report of Independent Auditors


The Board of Directors
Southwestern Bell Telephone Company

We have audited the accompanying balance sheets of Southwestern Bell Telephone Company (a wholly-owned subsidiary of SBC Communications Inc.) as of December 31, 1998 and 1997, and the related statements of income, shareowner's equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.







                                                         ERNST & YOUNG LLP

San Antonio, Texas
February 12, 1999

SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------------------
STATEMENTS OF INCOME
Dollars in millions

-----------------------------------------------------------------------------------
                                                  1998         1997          1996
-----------------------------------------------------------------------------------
Operating Revenues
Local service                                $    5,397   $    5,045   $    4,537
Network access:
     Interstate                                   2,305        2,176        2,145
     Intrastate                                   1,095        1,078        1,099
Long distance service                               770          803          883
Other                                             1,185        1,014          885
-----------------------------------------------------------------------------------
Total operating revenues                         10,752       10,116        9,549
-----------------------------------------------------------------------------------

Operating Expenses
Operations and support                            5,940        5,997        5,264
Depreciation and amortization                     2,018        1,927        1,795
-----------------------------------------------------------------------------------
Total operating expenses                          7,958        7,924        7,059
-----------------------------------------------------------------------------------
Operating Income                                  2,794        2,192        2,490
-----------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                   (374)        (343)        (327)
Other income (expense) - net                        (10)          39            5
-----------------------------------------------------------------------------------
Total other income (expense)                       (384)        (304)        (322)
-----------------------------------------------------------------------------------
Income Before Income Taxes                        2,410        1,888        2,168
-----------------------------------------------------------------------------------
Income Taxes                                        883          701          799
-----------------------------------------------------------------------------------
Net Income                                   $    1,527   $    1,187   $    1,369
===================================================================================
The accompanying notes are an integral part of the financial statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------------------
BALANCE SHEETS
Dollars in millions
                                                                December 31,
                                                          -------------------------
                                                               1998         1997
-----------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                                $        60   $        79
Accounts receivable - net of allowances for
     uncollectibles of $47 and $33                             1,953         1,819
Prepaid expenses                                                 174           156
Deferred charges                                                  34            39
Deferred income taxes                                            152           192
Other current assets                                             165           167
-----------------------------------------------------------------------------------
Total current assets                                           2,538         2,452
-----------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                       32,602        31,011
 Less: Accumulated depreciation and amortization              19,398        18,460
-----------------------------------------------------------------------------------
Property, Plant and Equipment - Net                           13,204        12,551
-----------------------------------------------------------------------------------
Other Assets                                                      37            11
-----------------------------------------------------------------------------------
Total Assets                                             $    15,779   $    15,014
===================================================================================

Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                       $     1,766   $       473
Current portion of long-term obligations                          64           172
-----------------------------------------------------------------------------------
Total debt maturing within one year                            1,830           645
Accrued taxes                                                    526           442
Accounts payable and accrued liabilities                       2,323         2,599
-----------------------------------------------------------------------------------
Total current liabilities                                      4,679         3,686
-----------------------------------------------------------------------------------
Long-Term Debt                                                 4,358         4,824
-----------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                            461           383
Postemployment benefit obligation                              2,528         2,574
Unamortized investment tax credits                               193           224
Other noncurrent liabilities                                     298           305
-----------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities        3,480         3,486
-----------------------------------------------------------------------------------

Shareowner's Equity
Common stock - one share, no par value                             1             1
Paid-in surplus                                                2,545         2,745
Retained earnings                                                716           272
-----------------------------------------------------------------------------------
Total shareowner's equity                                      3,262         3,018
-----------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity                $    15,779   $    15,014
===================================================================================
The accompanying notes are an integral part of the financial statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
---------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents

---------------------------------------------------------------------------------------
                                                      1998         1997         1996
---------------------------------------------------------------------------------------
Operating Activities
Net income                                       $    1,527   $    1,187   $    1,369
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      2,018        1,927        1,795
   Provision for uncollectible accounts                 133          123          102
   Amortization of investment tax credits               (31)         (31)         (31)
   Deferred income taxes                                120           81           95
   Changes in operating assets and liabilities:
      Accounts receivable                              (268)        (268)        (267)
      Other current assets                              (10)         (22)         (96)
      Accounts payable and accrued liabilities         (192)         523          228
   Other - net                                         (172)        (127)          71
---------------------------------------------------------------------------------------
Total adjustments                                     1,598        2,206        1,897
---------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities             3,125        3,393        3,266
---------------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                (2,566)      (2,649)      (2,305)
Dispositions                                              -           65            -
Other                                                     -          (25)           -
---------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                (2,566)      (2,609)      (2,305)
---------------------------------------------------------------------------------------

Financing Activities
   Net change in short-term borrowings with
      original maturities of three months or less     1,293         (252)         176

   Issuance of other short-term borrowings                -          120          209
   Repayment of other short-term borrowings               -         (195)        (134)
   Issuance of long-term debt                           196          729          166
   Repayment of long-term debt                         (784)        (121)        (201)
   Dividends paid                                    (1,383)      (1,395)      (1,350)
   Net equity received from parent                      100          340          199
---------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                  (578)        (774)        (935)
---------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    (19)          10           26
---------------------------------------------------------------------------------------
Cash and cash equivalents beginning of year              79           69           43
---------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Year            $       60   $       79   $       69
=======================================================================================
The accompanying notes are an integral part of the financial statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------------------
STATEMENTS OF SHAREOWNER'S EQUITY
Dollars in millions

-----------------------------------------------------------------------------------
                                                                          Retained
                                                 Common      Paid-in      Earnings
                                                  Stock      Surplus      (Deficit)
-----------------------------------------------------------------------------------
Balance, December 31, 1995                    $        1   $    4,838   $   (2,171)
Net income                                             -            -        1,369
Dividend to shareowner                                 -       (1,350)           -
Equity from parent                                     -          199            -
-----------------------------------------------------------------------------------
Balance, December 31, 1996                             1        3,687         (802)
-----------------------------------------------------------------------------------
Net income                                             -            -        1,187
Dividend to shareowner                                 -       (1,282)        (113)
Equity from parent                                     -          340            -
-----------------------------------------------------------------------------------
Balance, December 31, 1997                             1   $    2,745   $      272
-----------------------------------------------------------------------------------
Net income                                             -            -        1,527
Dividend to shareowner                                 -         (300)      (1,083)
Equity from parent                                     -          100            -
-----------------------------------------------------------------------------------
Balance, December 31, 1998                    $        1   $    2,545   $      716
===================================================================================
The accompanying notes are an integral part of the financial statements.

Notes To Financial Statements
Dollars in millions

1.    Summary of Significant Accounting Policies

      Basis of Presentation - Southwestern Bell Telephone Company (SWBell) provides telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas. SWBell is a wholly-owned subsidiary of SBC Communications Inc. (SBC).

      The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts in prior period financial statements have been reclassified to conform to the current year's presentation.

      Comprehensive Income - Comprehensive income for SWBell is the same as net income for all periods presented.

      Operating Segments - In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which establishes standards for the way that public business enterprises report information about operating segments in quarterly and annual financial statements. FAS 131 changes segment reporting from an industry segment basis to an operating segment basis defined based on how the business is managed. As SWBell operates in only one of SBC's segments, wireline telecommunications services, separate segment reporting does not apply to SWBell.

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

      Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits.

      Cash Equivalents - Cash equivalents include all highly liquid investments with original maturities of three months or less.

      Revenue Recognition - SWBell recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability.

      Property, Plant and Equipment - Property, plant and equipment is stated at cost. The cost of additions and substantial betterments of property, plant and equipment is capitalized. The cost of maintenance and repairs of property, plant and equipment is charged to operating expenses. Property, plant and equipment is depreciated using straight-line methods over their estimated economic lives, generally ranging from 3 to 50 years. In accordance with composite group depreciation methodology, when a portion SWBell's depreciable property, plant and equipment is retired in the ordinary course of business, the gross book value is charged to accumulated depreciation; no gain or loss is recognized on the disposition of this plant.

      Software Costs - The costs of computer software purchased or developed for internal use are expensed as incurred. However, initial operating system software costs are capitalized and amortized over the estimated economic lives of the associated hardware. The American Institute of Certified Public Accountants has issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999.

      Management continues to evaluate the impact of the change in accounting required by the SOP and anticipates that it will increase net income by less than $100 in 1999. With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with SWBell's current method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period.

      Advertising Costs - Costs for advertising products and services or corporate image are expensed as incurred (see Note 9).

      Derivative Financial Instruments - SWBell does not invest in any derivatives for trading purposes. From time to time as part of its risk management strategy, SWBell uses immaterial amounts of derivative financial instruments including interest rate swaps to hedge exposures to interest rate risk on debt obligations. Derivative contracts are entered into for hedging of firm commitments only. SWBell currently does not recognize the fair values of these derivative financial investments or their changes in fair value in its financial statements. Interest rate swap settlements are recognized as adjustments to interest expense in the statements of income when paid or received.

   2. Completion of Merger On April 1, 1997, SBC and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction has been accounted for as a pooling of interests and a tax-free reorganization.

      On October 26, 1998, SBC and Southern New England Telecommunications Corporation (SNET) completed the merger of an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock was exchanged for
      1.7568 shares of SBC common stock (equivalent to approximately 120 million shares). SNET became a wholly-owned subsidiary of SBC effective with the merger and the transaction has been accounted for as a pooling of interests and a tax-free reorganization.

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

      During the fourth quarter of 1998, SBC again performed a complete review of all operations affected by the merger with SNET to determine the impact on ongoing merger integration processes. Review teams examined operational functions and evaluated all strategic initiatives.

      As a result of these reviews, a benefit of $20 ($13 after-tax) in the fourth quarter of 1998 and charges of $141 ($87 after tax) in the second quarter of 1997 were recognized. At December 31, 1998 and 1997, remaining accruals for anticipated cash expenditures related to these decisions were approximately $27 and $78.

      Reorganization SBC is centralizing several key functions that will support the operations of SWBell, Pacific Bell, Nevada Bell and The Southern New England Telephone Company (collectively the Telephone Companies), including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. The Telephone Companies will continue as separate legal entities. These initiatives continue to result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

      SWBell recognized a benefit of approximately $20 ($13 net of tax) during the fourth quarter of 1998 and charges of $57 ($36 net of tax) during the second quarter of 1997 in connection with these initiatives. The charges were comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. The benefits were associated with an adjustment to the postemployment accrual necessitated by the review. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred. The initial integration process subsequent to the PAC merger resulted in SWBell incurring expenses for these merger-related items in advance of any substantial synergistic benefits. During the second half of 1997, these merger-related charges totaled $181 ($113 net of tax).

      Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, SWBell reviewed the carrying values of related long-lived assets in the fourth quarter of 1998 and the second quarter of 1997. The reviews were conducted company-wide, although the fourth quarter 1998 review focused primarily on SNET and did not result in any additional impairments at SWBell. These reviews included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, SWBell wrote off some assets and recognized impairments to the value of other assets, recording a combined charge of $84 ($51 after tax) in 1997, including the write off of voice dial equipment that was discontinued.

3.    Property, Plant and Equipment

      Property, plant and equipment is summarized as follows at December 31:

                                                      1998            1997
      ---------------------------------------------------------------------
      Land                                         $   187        $    182
      Buildings                                      2,755           2,622
      Central office equipment                      13,097          12,137
      Cable, wiring and conduit                     14,291          13,759
      Other equipment                                2,010           1,970
      Under construction                               262             341
      ---------------------------------------------------------------------
                                                    32,602          31,011
      Accumulated depreciation and amortization     19,398          18,460
      ---------------------------------------------------------------------
      Property, plant and equipment-net           $ 13,204        $ 12,551
      =====================================================================

      SWBell's depreciation expense as a percentage of average depreciable plant was 6.4%, 6.5% and 6.4% for 1998, 1997 and 1996.

      Certain facilities and equipment used in operations are under operating or capital leases. Rental expenses under operating leases for 1998, 1997 and 1996 were $134, $122 and $99. At December 31, 1998, the future minimum rental payments under noncancelable operating leases for the years 1999 through 2003 were $34, $24, $6, $3 and $2 and $50 thereafter. Capital leases were not significant.

4.    Debt

      Long-term debt, including interest rates and maturities, is summarized as follows at December 31:

-------------------------------------------------------------------------------
                                                         1998           1997
-------------------------------------------------------------------------------
Debentures
   5.38%-5.88%    2003-2006                          $    500           $500
   6.13%-6.88%    2000-2048                             1,750          1,550
   7.00%-7.75%    2009-2027                             1,150          1,750
-------------------------------------------------------------------------------
                                                        3,400          3,800
Unamortized discount--net of premium                      (38)           (36)
-------------------------------------------------------------------------------
Total debentures                                        3,362          3,764
-------------------------------------------------------------------------------
Notes
   5.04%-7.67%    1998-2010                             1,063          1,236
Unamortized discount                                       (5)            (6)
-------------------------------------------------------------------------------
Total notes                                             1,058          1,230
-------------------------------------------------------------------------------
Capitalized leases                                          2              2
-------------------------------------------------------------------------------
Total long-term debt, including current maturities      4,422          4,996
Current maturities                                        (64)          (172)
-------------------------------------------------------------------------------
Total long-term debt                                 $  4,358          4,824
===============================================================================

      In February and September 1998, SWBell called $600 of long-term debt for retirement. SWBell recognized after-tax charges of $9 associated with the calling of this debt.

      At December 31, 1998, the aggregate principal amounts of long-term debt and average interest rate scheduled for repayment for the years 1999 through 2003 were $64 (6.4%), $150 (6.1%), $237 (6.3%), $326 (6.4%), $298
      (6.1%) with $3,390 (6.8%) due thereafter. As of December 31, 1998, SWBell was in compliance with all covenants and conditions of instruments governing its debt.

      Debt maturing within one year consists of the following at December 31:

--------------------------------------------------------------------------------
                                                          1998         1997
--------------------------------------------------------------------------------
Intercompany loans                                    $  1,766     $    473
Current maturities of long-term debt                        64          172
--------------------------------------------------------------------------------
Total                                                 $  1,830     $    645
================================================================================

      During the third quarter of 1997, SWBell's commercial paper was replaced by intercompany loans from SBC. The weighted average interest rate on debt maturing within one year, excluding current maturities of long-term debt, at December 31, 1998 and 1997 was 5.0% and 6.0%.

5.    Financial Instruments

      The carrying amounts and estimated fair values of SWBell's long-term debt, including current maturities, are summarized as follows at December 31:

--------------------------------------------------------------------------------
                                                1998                1997
--------------------------------------------------------------------------------
                                         Carrying      Fair Carrying      Fair
                                           Amount     Value   Amount     Value
-------------------------------------------------------------------------------
Debentures                                 $3,362    $3,531   $3,764    $3,828
Notes                                       1,058     1,129    1,230     1,271
===============================================================================

      The fair values of long-term debt were estimated based on quoted market prices. The carrying amounts of cash and cash equivalents and customer deposits approximate fair values.

      SWBell does not hold or issue any financial instruments for trading purposes.

6.    Income Taxes

      Significant components of SWBell's deferred tax liabilities and assets are as follows at December 31:

-------------------------------------------------------------------------------
                                                              1998      1997
-------------------------------------------------------------------------------
Depreciation                                            $    1,716  $    1,580
Other                                                           50         158
-------------------------------------------------------------------------------
Gross deferred tax liabilities                               1,766       1,738
-------------------------------------------------------------------------------
Employee benefits                                            1,248       1,235
Unamortized investment tax credits                              73          85
Other                                                          136         227
-------------------------------------------------------------------------------
Gross deferred tax assets                                    1,457       1,547
-------------------------------------------------------------------------------
Net deferred tax liabilities                            $      309  $      191
===============================================================================

      The components of income tax expense are as follows:

--------------------------------------------------------------------------------
                                                 1998        1997        1996
--------------------------------------------------------------------------------
Federal
   Current                                   $    707     $   593     $   665
   Deferred-net                                   109          64          77
   Amortization of investment tax credits         (31)        (31)        (31)
--------------------------------------------------------------------------------
                                                  785         626         711
--------------------------------------------------------------------------------
State and local
   Current                                         87          58          70
   Deferred-net                                    11          17          18
--------------------------------------------------------------------------------
                                                   98          75          88
--------------------------------------------------------------------------------
Total                                        $    883     $   701     $   799
================================================================================

      A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes, extraordinary loss and cumulative effect of changes in accounting principles is as follows:

-------------------------------------------------------------------------------
                                                   1998       1997       1996
-------------------------------------------------------------------------------
Taxes computed at federal statutory rate       $    843   $    661   $    759
Increases (decreases) in taxes resulting from:
   Amortization of investment tax credits
     over the life of the plant that
     gave rise to the credits                       (20)       (20)       (20)
   State and local income taxes-net of
      federal tax benefit                            64         49         57
   Other-net                                         (4)        11          3
-------------------------------------------------------------------------------
Total                                          $    883   $    701   $    799
===============================================================================

7.    Employee Benefits

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

      Significant assumptions used by SBC in developing pension information include:

------------------------------------------------------------------------------
                                               1998        1997        1996
------------------------------------------------------------------------------
Discount rate for determining projected
benefit obligation                             7.0%        7.25%       7.5%
Long-term rate of return on plan assets        8.5%        8.5%        8.5%
Composite rate of compensation increase        4.3%        4.3%        4.3%
------------------------------------------------------------------------------

      GAAP require certain disclosures to be made of components of net periodic pension cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheets. Since the funded status of plan assets and obligations relates to the plans as a whole, which are sponsored by SBC, this information is not presented for SWBell. SWBell recognized pension cost for 1998, 1997 and 1996 of $15, $43, and $104. As of December 31, 1998 and 1997, the amount of SWBell's cumulative amount of pension cost recognized in excess of its cumulative contributions made to the trust was $284 and $269.

      Postretirement Benefits - Under SBC's benefit plans, SWBell provides certain medical, dental and life insurance benefits to substantially all retired employees and accrues actuarially determined postretirement benefit costs as active employees earn these benefits.

      GAAP require certain disclosures to be made of components of net periodic postretirement benefit cost and a reconciliation of the funded status of the plans to amounts reported in the balance sheets. Since the funded status of assets and obligations relates to the plans as a whole, this information is not presented for SWBell. SWBell recognized postretirement benefit cost for 1998, 1997 and 1996 of $192, $176 and $211. At December 31, 1998 and 1997, the amount included in the balance sheets for accrued postretirement benefit obligation was $2,566 and $2,599. Significant assumptions for the discount rate, long-term rate of return on plan assets and composite rate of compensation increase used by SBC in developing the accumulated postretirement benefit were the same as those used in developing the pension information.

      SBC maintains Collectively Bargained Voluntary Employee Beneficiary Association (CBVEBA) trusts to fund postretirement benefits. During 1998 and 1997, SWBell contributed $80 and $111, into the CBVEBA trusts to be ultimately used for the payment of postretirement benefits. SWBell also funds postretirement life insurance benefits at an actuarially determined rate. Assets consist principally of stocks and U.S. Government and corporate bonds.

      The assumed medical cost trend rate in 1999 is 7.0%, decreasing linearly to 5.5% in 2002 prior to adjustment for cost-sharing provisions of the plan for active and certain recently retired employees. The assumed dental cost trend rate in 1999 is 5.75%, reducing to 5.0% in 2002. Raising the annual medical and dental cost trend rates by one percentage point increases the net periodic postretirement benefit cost for the year ended December 31, 1998 by approximately 8.9%. Decreasing the annual medical and dental cost trend rates by one percentage point decreases the net periodic postretirement benefit cost for 1998 by approximately 7.1%.

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

      SWBell's match of employee contributions to the savings plans is fulfilled with SBC's shares of stock allocated from two Employee Stock Ownership Plans and with purchases of SBC's stock in the open market. SWBell's costs relating to these savings plans were $23, $26 and $29 in 1998, 1997 and 1996.

8.    Stock Option Plans

      Management employees of SWBell participate in various stock option plans sponsored by SBC. Options issued through December 31, 1998 carry exercise prices equal to the market price of the stock at the date of grant and have maximum terms ranging from five to ten years. Depending upon the plan, vesting of options occurs up to four years from the date of grant. Up to 206 million shares may be issued to SBC employees under these plans.

      In 1996, SWBell elected to continue measuring compensation cost for these plans using the intrinsic value based method of accounting prescribed in the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for stock option plans been recognized using the fair value based method of accounting at the date of grant for awards in 1998, 1997 and 1996 as defined by FAS 123, SWBell's net income would have been $1,487, $1,154 and 1,354.

      For purposes of these pro forma disclosures, the estimated fair value of the options granted after 1994 is amortized to expense over the options' vesting period. Because most employee options vest over a two to three year period, these disclosures will not be indicative of future pro forma amounts until the FAS 123 rules are applied to all outstanding non-vested awards. SBC estimates the fair value of stock options at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: risk-free interest rate of 5.72%, 6.56% and 6.25%; dividend yield of 2.21%, 3.07% and 4.91%; expected volatility factor of 15%, 15% and 18%; and expected option life of 5.3, 5.8 and 4.7 years. As options are exercisable in SBC common stock, separate assumptions are not developed for subsidiaries of SBC.

      FAS 123 requires certain disclosures to be made about the outstanding and exercisable options, option activity, weighted average exercise price per option and option exercise price range for each income statement period. Since the stock option activity relates only to SBC's shareowners' equity, this information in not presented for SWBell.

9.    Additional Financial Information

-------------------------------------------------------------------------------
                                                             December 31,
                                                        -----------------------
Balance Sheets                                             1998          1997
-------------------------------------------------------------------------------
Accounts payable and accrued liabilities:
   Accounts payable                                     $    856     $    956
   Advance billing and customer deposits                     337          302
   Compensated future absences                               198          193
   Accrued interest                                           79           93
   Accrued payroll                                           176          184
   Other                                                     677          871
-------------------------------------------------------------------------------
Total                                                   $  2,323     $  2,599
===============================================================================

-------------------------------------------------------------------------------
Statements of Income                           1998         1997         1996
-------------------------------------------------------------------------------
Advertising expense                        $     68     $     73     $     78
===============================================================================
Interest expense incurred                  $    392     $    370     $    348
Capitalized interest                            (18)         (27)         (21)
-------------------------------------------------------------------------------
Total interest expense                     $    374     $    343     $    327
===============================================================================

-------------------------------------------------------------------------------
Statements of Cash Flows                       1998         1997         1996
-------------------------------------------------------------------------------
Cash paid during the year for:
   Interest                                $    388     $    330     $    327
   Income taxes                            $    721     $    629     $    721
===============================================================================

      Approximately 9% in 1998, 11% in 1997 and 12% in 1996 of SWBell's revenues were from services provided to AT&T Corp. No other customer accounted for more than 10% of total revenues.

      Approximately three-fourths of SWBell's employees are represented by the Communications Workers of America (CWA). A new agreement between the CWA and SWBell was reached on April 7, 1998, covering an estimated 39,000 employees through April 1, 2001. Among other items, the agreement specifies an 11% increase in wages over the life of the contract. No contracts are expiring in 1999.

10.   Quarterly Financial Information (Unaudited)

-------------------------------------------------------------------------------
  Calendar        Total Operating
  Quarter            Revenues          Operating Income         Net Income
                 --------------------------------------------------------------
                   1998       1997      1998      1997       1998       1997
-------------------------------------------------------------------------------
First          $  2,601   $  2,485   $   738   $   710    $   402    $   395
Second            2,700      2,491       730       454        402        228
Third             2,743      2,579       736       666        403        374
Fourth            2,708      2,561       590       362        320        190
-------------------------------------------------------------------------------
Annual         $ 10,752   $ 10,116   $ 2,794   $ 2,192    $ 1,527    $ 1,187
===============================================================================

      Net income includes $13 in fourth quarter 1998 benefits and $139 million in second quarter 1997 charges related to post-merger initiatives (see
      Note 2), $4 and $109 of third and fourth 1997 quarter merger integration costs and $15 fourth quarter 1997 gain on sale of SWBell's interest in Bell Communications Research, Inc.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in accountants or disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.

                                    PART III

ITEMS 10 THROUGH 13.

Omitted pursuant to General Instruction I(2).


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of the report:                    Page

     (1) Report of Independent Auditors..........................  22
         Financial Statements Covered by Report of Independent Auditors:
         Statements of Income....................................  23
         Balance Sheets..........................................  24
         Statements of Cash Flows................................  25
         Statements of Shareowner's Equity.......................  26
         Notes to Financial Statements...........................  27

     (2) Financial Statement Schedules:
         II - Valuation and Qualifying Accounts..................  39

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

     12     Computation of Ratios of Earnings to Fixed Charges.

     23     Consent of Ernst & Young LLP.

     24     Powers of Attorney.

     27     Financial Data Schedule.

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1998.

                       SOUTHWESTERN BELL TELEPHONE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          Allowance for Uncollectibles
                               Dollars in Millions


---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)
                                                                            Charged
                                            Balance at       Charged        to Other                      Balance
                                           Beginning of   to Costs and      Accounts      Deductions     at End of
               Description                    Period        Expenses       -Note (a)      -Note (b)       Period
---------------------------------------------------------------------------------------------------------------------
 Year 1998..............................    $  33            133              39             158           $  47
 Year 1997..............................    $  23            123              29             142           $  33
 Year 1996..............................    $  15            102              27             121           $  23










(a) Amounts  previously written off which were credited directly to this account when recovered.

(b) Amounts written off as uncollectible.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1999.

                            SOUTHWESTERN BELL TELEPHONE COMPANY


                               By /s/ William B. McCullough
                               (William B. McCullough
                               Vice President and Chief Financial
                               Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
    John H. Atterbury III*
    President and Chief
    Executive Officer
    and Chairman of the Board

Principal Financial and
 Accounting Officer:
    William B. McCullough
    Vice President and Chief Financial
    Officer
                               /s/ Alfred G. Richter, Jr.
Directors:                     (Alfred G. Richter, Jr., as attorney-in-fact
                               and on his own behalf as Associate
John H. Atterbury III*         General Counsel)
Royce S. Caldwell*
Cassandra C. Carr*
Charles E. Foster*
Karen E. Jennings*
Donald E. Kiernan*             March 12, 1999
Richard G. Lindner*
Alfred G. Richter, Jr.*






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