Form 10-Q
period 1999-03-31
SOUTHWESTERN BELL TELEPHONE CO
filed 1999-05-11
CIK 92476

FORM 10-Q

                                       United States
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                       For the quarterly period ended March 31, 1999

                                             or

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

SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------------------
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
------------------------------------------------------------------------------------
                                                                Three months ended
                                                                     March 31,
                                                                --------------------
                                                                 1999        1998
------------------------------------------------------------------------------------
Operating Revenues
Local service                                                 $  1,393    $  1,314
Network access:
  Interstate                                                       613         558
  Intrastate                                                       258         272
Long distance service                                              191         189
Other                                                              321         268
------------------------------------------------------------------------------------
Total operating revenues                                         2,776       2,601
------------------------------------------------------------------------------------

Operating Expenses
Operations and support                                           1,431       1,383
Depreciation and amortization                                      515         480
------------------------------------------------------------------------------------
Total operating expenses                                         1,946       1,863
------------------------------------------------------------------------------------
Operating Income                                                   830         738
------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                                   (94)        (89)
Other income (expense) - net                                         1         (10)
------------------------------------------------------------------------------------
Total other income (expense)                                       (93)        (99)
------------------------------------------------------------------------------------

Income Before Income Taxes                                         737         639
------------------------------------------------------------------------------------

Income Taxes                                                       272         237
------------------------------------------------------------------------------------

Net Income                                                    $    465    $    402
------------------------------------------------------------------------------------

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------------------
BALANCE SHEETS
Dollars in millions
-----------------------------------------------------------------------------------
                                                           March 31,   December 31,
                                                         --------------------------
                                                             1999         1998
-----------------------------------------------------------------------------------
Assets                                                     (Unaudited)
Current Assets
Cash and cash equivalents                                $        82   $        60
Accounts receivable - net of allowances for
     uncollectibles of $47 and $47                             1,767         1,953
Prepaid expenses                                                 326           174
Deferred income taxes                                            126           152
Other current assets                                             227           199
-----------------------------------------------------------------------------------
Total current assets                                           2,528         2,538
-----------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                       33,003        32,602
 Less: Accumulated depreciation and amortization              19,691        19,398
-----------------------------------------------------------------------------------
Property, Plant and Equipment - Net                           13,312        13,204
-----------------------------------------------------------------------------------
Other Assets                                                      71            37
-----------------------------------------------------------------------------------
Total Assets                                             $    15,911   $    15,779
-----------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                       $     2,122   $     1,766
Current portion of long-term obligations                         204            64
-----------------------------------------------------------------------------------
Total debt maturing within one year                            2,326         1,830
Accrued taxes                                                    601           526
Accounts payable and accrued liabilities                       2,071         2,323
-----------------------------------------------------------------------------------
Total current liabilities                                      4,998         4,679
-----------------------------------------------------------------------------------
Long-Term Debt                                                 4,209         4,358
-----------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                            494           461
Postemployment benefit obligation                              2,465         2,528
Unamortized investment tax credits                               185           193
Other noncurrent liabilities                                     284           298
-----------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities        3,428         3,480
-----------------------------------------------------------------------------------

Shareowner's Equity
Common stock - one share, no par value                             1             1
Paid-in surplus                                                2,545         2,545
Retained earnings                                                730           716
-----------------------------------------------------------------------------------
Total shareowner's equity                                      3,276         3,262
-----------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity                $    15,911   $    15,779
-----------------------------------------------------------------------------------

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash
and cash equivalents
(Unaudited)
------------------------------------------------------------------------------------
                                                                Three months ended
                                                                    March 31,
                                                               ---------------------
                                                                1999        1998
------------------------------------------------------------------------------------
Operating Activities
Net income                                                   $     465   $    402
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                    515        480
  Provision for uncollectible accounts                              32         30
  Amortization of investment tax credits                            (8)        (7)
  Deferred income tax expense                                       60        145
  Other - net                                                     (294)      (758)
------------------------------------------------------------------------------------
Total adjustments                                                  305       (110)
------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                          770        292
------------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                             (643)      (531)
------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                             (643)      (531)
------------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                                356        955
Issuance of long-term debt                                           -        195
Repayment of long-term debt                                        (10)      (531)
Dividends paid                                                    (451)      (468)
Equity received from parent                                          -        100
------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities               (105)       251
------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           22         12
------------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                         60         79
------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                      $      82   $     91
------------------------------------------------------------------------------------

Cash paid during the three months ended March 31 for:
   Interest                                                  $      97   $     94
   Income taxes                                              $      60   $    113

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
--------------------------------------------------------------------------
STATEMENT OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
----------------------------------------------------------------------------
                                          Common      Paid-in      Retained
                                           Stock      Surplus      Earnings
----------------------------------------------------------------------------
Balance, December 31, 1998             $       1    $   2,545    $     716
Net income                                     -            -          465
Dividends to shareowner                        -            -         (451)
----------------------------------------------------------------------------
Balance, March 31, 1999                $       1    $   2,545    $     730
----------------------------------------------------------------------------

See Notes to Financial Statements.


                              * * * *


SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:        1999          1998
                                                       --------      -------

  Debt ratio........................................    66.61%       66.65%
  Network access lines in service (000).............    16,704       16,025
  Access minutes of use (000,000)...................    15,887       15,066
  Resold lines (000)................................       589          341
  Number of employees...............................    50,420       50,740


SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION Southwestern Bell Telephone Company (SWBell) is a wholly-owned subsidiary of SBC Communications Inc. (SBC). The financial statements have been prepared by SWBell pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in SWBell's 1998 Annual Report on Form 10-K filed with the SEC. Comprehensive income for SWBell is the same as net income for all periods presented. As SWBell operates in only one of SBC's segments, wireline telecommunications services, separate segment reporting does not apply to SWBell.

2. COMPLETION OF MERGERS On April 1, 1997, SBC and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction has been accounted for by SBC as a pooling of interests and a tax-free reorganization.

   On October 26, 1998, SBC and Southern New England Telecommunications Corporation (SNET) completed the merger of an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock was exchanged for 1.7568 shares of SBC common stock (equivalent to approximately 120 million shares). SNET became a wholly-owned subsidiary of SBC effective with the merger and the transaction has been accounted for by SBC as a pooling of interests and a tax-free reorganization.

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

   As a result of these reviews, a benefit of $20 ($13 after tax) in the fourth quarter of 1998 and charges of $141 ($87 after tax) in the second quarter of 1997 were recognized by SWBell. At March 31, 1999 and December 31, 1998, remaining accruals for anticipated cash expenditures related to these decisions were approximately $26 and $27.

SOUTHWESTERN BELL TELEPHONE COMPANY

Dollars in millions

3. SOFTWARE COSTS The American Institute of Certified Public Accountants has issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the costs of computer software purchased or developed for internal use were expensed as incurred. However, initial operating system software costs were, and continue to be, capitalized.

   With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with SWBell's former method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period. The effect of adopting the SOP was to increase net income for the quarter ended March 31, 1999 by approximately $10.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Southwestern Bell Telephone Company (SWBell) for the first quarter of 1999 and 1998 are summarized as follows:

---------------------------------------------------------------------------
                                                   Three-Month Period
                                              -----------------------------
                                                                   Percent
                                                   1999     1998   Change
---------------------------------------------------------------------------
Operating revenues                             $  2,776 $  2,601      6.7%
Operating expenses                             $  1,946 $  1,863      4.5%
Net income                                     $    465 $    402     15.7%
===========================================================================

SWBell's net income for the first quarter of 1999 increased $63, or 15.7%. The primary factor contributing to the increase in net income during the first quarter of 1999 was growth in demand for services and products.

Operating Revenues

SWBell's operating revenues increased $175, or 6.7%, in the first quarter of 1999. Components of operating revenues for the first quarter of 1999 and 1998 are as follows:

----------------------------------------------------------------------------
                                                   Three-Month Period
                                              ------------------------------
                                                                     Percent
                                                  1999     1998      Change
----------------------------------------------------------------------------
Local service                                 $  1,393  $ 1,314         6.0%
Network access:
   Interstate                                      613      558         9.9
   Intrastate                                      258      272        (5.1)
Long distance service                              191      189         1.1
Other                                              321      268        19.8
-------------------------------------------------------------------
     Total                                    $ 2,776   $ 2,601         6.7%
============================================================================

      Local service revenues increased $79, or 6.0%, in the first quarter of 1999 due primarily to increases in demand totaling approximately $64, contributing were increases in demand for access lines including wholesale lines, vertical services, and data-related services revenues. The number of access lines increased by 4.2% since March 31, 1998, of which 65% was due to growth in Texas. Approximately 32% of access line growth was due to sales of additional access lines to existing residential customers, and approximately 37% of access line growth was due to sales of wholesale lines, primarily business lines. Vertical services revenues, which include custom calling services, call control options, Caller ID and other services, increased by 12% totaling more than $250 for the first quarter of 1999. Local service revenues also increased with the introduction and deployment of extended local area service plans in the third quarter of 1998 by approximately $8, resulting in a shift of revenue from long distance service of approximately $7. The overall increase to total operating revenues resulting from introduction of the plans was $1.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

      Network access Interstate network access revenues increased $55, or 9.9%, in the first quarter of 1999 due largely to increases in demand for access services by interexchange carriers, including special access, and growth in revenues from end-user charges, attributable to an increasing access line base totaling approximately $60. Additional increases totaling $15 were related to customer number portability cost recovery implemented this quarter and access reform issues. Partially offsetting these increases were the effects of the annual rate reduction of approximately $21 related to the federal productivity factor adjustment.

      Intrastate network access revenues decreased $14, or 5.1%, in the first quarter of 1999. Decreases of approximately $17 were driven primarily by state regulatory rate order reductions and elimination of a state toll pool program. The elimination of the toll pool program had an offset that increased long distance revenues. Overall demand increased by approximately $5, including usage by alternative intraLATA toll carriers.

      Long distance service revenues were essentially unchanged in the first quarter of 1999. Long distance revenues increased by approximately $20 due to the elimination of a state toll pool program of which SWBell had generally been a net contributor and expanded area charges implemented in Texas. These increases were partially offset by reduced demand for services as a result of price competition from alternative intraLATA toll carriers and regulatory rate orders totaling approximately $11. As discussed in local service, long distance revenues decreased by approximately $7 due to the introduction and deployment of extended area local service plans.

      Other operating revenues increased $53, or 19.8%, in the first quarter of 1999. Approximately $33 was due to increased demand for nonregulated services and products, including consumer equipment and network integration services. Also contributing to the increase was the June 1998 repricing of maintenance and trouble diagnosis services related to inside wire located on customers' premises of approximately $12 and an increase in state universal fund net receipts of approximately $9.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued

Operating Expenses SWBell's operating expenses increased $83, or 4.5%, in the first quarter of 1999. Components of operating expenses for the first quarter of 1999 and 1998 are as follows:

---------------------------------------------------------------------------
                                                   Three-Month Period
                                              -----------------------------
                                                                    Percent
                                                  1999     1998     Change
---------------------------------------------------------------------------
Operations and support                        $  1,431  $   1,383      3.5%
Depreciation and amortization                      515        480      7.3
------------------------------------------------------------------
  Total                                       $  1,946  $   1,863      4.5%
===========================================================================

      Operations and support increased $48, or 3.5%, in the first quarter of 1999. The increase includes costs associated with reciprocal compensation for the termination of Internet traffic of approximately $24. Wages and salaries increased by approximately $32. Research and development and materials increased approximately $24. These increases were partially offset by reductions in the use of contract labor, agent commissions and customer number portability costs totaling approximately $17. Also offsetting the increase was a reduction in right to use fees that are now capitalized with the implementation of the software capitalization policy (see Note 3 of Notes to Financial Statements) of approximately $9 and other non-labor related cost reductions of $15.

      Depreciation and amortization increased $35, or 7.3%, in the first quarter of 1999. The net increase was due primarily to increased depreciation expense from overall higher plant levels.

Income Taxes increased $35, or 14.8%, in the first quarter of 1999 primarily due to higher income before income taxes.

COMPETITIVE AND REGULATORY ENVIRONMENT

IntraLATA Toll Dialing Parity In a January 1999 decision, the United States Supreme Court (Supreme Court) ruled that the Federal Communications Commission
(FCC) had the authority to issue rules to guide the state commissions in implementing intrastate and intraLATA dialing parity. In March 1999, the FCC released an order establishing new deadlines by which local exchange carriers
(LECs)  must  implement  dialing  parity  for  intraLATA  long  distance  calls.
Specifically, the FCC ordered carriers whose dialing parity plans had been approved by a state commission to implement dialing parity no later than May 7, 1999. Carriers that had not filed dialing parity plans with their state commissions were required to do so by April 22, 1999. If state commissions have not approved the plans by June 22, 1999, the carriers must file them with the FCC for approval. Carriers will be required to implement dialing parity within 30 days of state or FCC approval.

In Texas, Oklahoma and Kansas, SWBell began providing dialing parity in early May 1999. In Arkansas and Missouri, SWBell filed dialing parity plans in accordance with the April 22, 1999 FCC deadline. SWBell is scheduled to provide dialing parity in Arkansas in May 1999, and in Missouri by the date ordered by the state commission, which is expected to be during the second quarter of 1999. SWBell anticipates that implementation of dialing parity will contribute to a loss of intraLATA revenue in 1999.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

In March 1999, U S WEST, Inc. (U S West) filed pleadings in the Eighth Circuit Court of Appeals (Eighth Circuit) challenging both the validity of the FCC's March 1999 order and the authority of the FCC to determine the date by which a state must provide intraLATA dialing parity. While SBC believes that the pleadings of U S West are meritorious, at present, it is uncertain how the Eighth Circuit will rule on these pleadings.

InterLATA Long Distance Application SBC continues to seek entry into interLATA long distance by requesting favorable recommendation from state commissions and approval from the FCC. In April 1999, the Texas Public Utility Commission (TPUC) conditionally approved SWBell's interLATA long distance application, noting that SWBell has met the 14-point checklist requirements of the Telecommunications Act of 1996, intended to ensure its local market in Texas is open to competition. A final decision by the TPUC on whether to recommend SWBell's in-region interLATA long distance application to the FCC is expected when systems testing is completed in mid-1999. Once approved, the FCC will then have 90 days to rule on the application.

Pay Phone Per Call Compensation In February 1999, the FCC issued a ruling that reduced the pay phone dial-around access or toll free call rate from 28.4 cents to 24 cents per call, effective April 1999. In addition, the FCC order determined that a reduced rate of 23.8 cents per call be applied retroactively from October 1997 to April 1999. The retroactive rate change did not significantly affect SWBell's first quarter 1999 results of operations.

Customer Local Number  Portability  Long-term  customer local number portability
(LNP) allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order on recovery of costs incurred for LNP by LECs. This order provides for the levying of federally tariffed LNP monthly end-user charges for a five-year period, beginning in February 1999. SWBell began recovering LNP costs at the rate of 48 cents per access line per month. This rate is the subject of an FCC inquiry, which is expected to be completed by mid-1999. Although SWBell cannot currently predict the results of this rate inquiry, it is not expected to have a material impact on SWBell's results of operations or financial position.

Texas Public Utility Regulatory Act Under the Texas Public Utility Regulatory Act, which became effective in May 1995, SWBell elected to move from rate of return regulation to price regulation with elimination of earnings sharing. Basic local service rates are capped at existing levels for four years following the election, i.e., until September 1999. The TPUC is prohibited from reducing switched access rates charged by LECs to interexchange carriers while rates are capped. The Texas legislature is currently considering many aspects of telecommunications regulation, including access fees and pricing flexibility. The TPUC may also consider these factors. The outcome of legislation or TPUC rulings, if any are enacted or issued, on these matters is not determinable at this time.

FCC Audit In March  1999,  the FCC  released  the  results  of its 1997 audit of regional holding companies' (RHCs) and GTE Corporation's (GTE) telecommunications and other equipment. The FCC's audit alleged that each of the RHCs and GTE were missing millions of dollars in equipment. Specifically, the audit alleged that SWBell was missing $1.2 billion in equipment. SWBell believes that the audit methodology was flawed and amounts of "missing" equipment dramatically overstated. For example, the FCC's auditors sometimes labeled equipment as missing because it was not in the precise location indicated in the property records, even if it had been relocated. In April 1999, the FCC opened an inquiry on the audit's ramifications. Among other things, the FCC is interested in feedback on the audit methodology and statistical validity, the impact of the audit findings on telephone customers and what action the FCC should take against the RHCs and GTE. As SWBell uses composite group depreciation accounting for its telephone plant, most reductions in plant levels (e.g., sales, retirements) are not reflected in earnings, but are reflected as changes in accumulated depreciation. Accordingly, if a write down of equipment is required, it is not expected to have a material impact on SWBell's results of operations or financial position.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OTHER BUSINESS MATTERS

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value and changes in the fair value of the derivatives to be recorded in net income or comprehensive income. FAS 133 must be adopted for years beginning after June 15, 1999, with earlier adoption permitted. Management is currently evaluating the impact of the change in accounting required by FAS 133, but is not able to quantify the effect at this time.

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

The inventory and assessment phase is estimated to require 20% of the overall effort and includes the identification of items (i.e., line-by-line review of software code, switch generics, vendor products, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to ensure compliance. The inventory and assessment phase has been completed. This process involved reviewing over 340 million lines of software code, 1,200 central office switches, 7,000 company buildings, conducting an inventory and assessment of 117,000 personal computers and coordinating with 1,500 suppliers of 15,000 products to obtain adequate assurance they will be Year 2000 compliant or determine and address any appropriate contingency plans or backup systems.

Making the hardware and software fixes is the second phase of the process and is estimated to require 25% of the overall effort. This activity involves modifying program code, upgrading computer software and upgrading or replacing hardware. As of March 31, 1999, SBC had completed 96% of the hardware and software fixes.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

OTHER BUSINESS MATTERS - Continued

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998 and is 89% complete. Contingency plans and backup systems are currently being written.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. Ninety-three percent of the deployment phase was completed as of March 31, 1999.

SBC has budgeted $265 on the entire project, with approximately $171 spent through March 31, 1999. As testing and hardware and software fixes are estimated to require most of the expenditures, there is not a strict correlation between expenditures and project completion.

The activities involved in SBC's Year 2000 project necessarily require estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Dollars in millions

There has been no material change in SWBell's market risks since December 31, 1998.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties. SWBell claims the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause SWBell's future results to differ materially from those expressed in the forward-looking statements: (1) adverse economic changes in the markets served by SWBell or changes in available technology; (2) the final outcome of various FCC rulemakings and judicial review, if any, of such rulemakings; (3) the final outcome of various state regulatory proceedings in SWBell's operating areas, and judicial review, if any, of such proceedings; and (4) the timing of entry and the extent of competition in the local and intraLATA toll markets in SWBell's operating areas. Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact SWBell's future earnings.

SOUTHWESTERN BELL TELEPHONE COMPANY

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Southwestern Bell Telephone Company




May 11, 1999
                                       /S/ William B. McCullough
                                       William B. McCullough
                                       Vice President and Chief Financial
                                       Officer