Form 10-Q
period 1999-06-30
SOUTHWESTERN BELL TELEPHONE CO
filed 1999-08-06
CIK 92476

FORM 10-Q

                                       United States
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                        For the quarterly period ended June 30, 1999

                                             or

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

SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------------------
STATEMENTS OF INCOME
Dollars in millions
(Unaudited)
------------------------------------------------------------------------------------
                                         Three months ended      Six months ended
                                              June 30,               June 30,
                                          ------------------    --------------------
                                           1999       1998       1999        1998
------------------------------------------------------------------------------------
Operating Revenues
Local service                           $ 1,426    $ 1,360    $  2,819    $  2,674
Network access:
  Interstate                                626        579       1,239       1,137
  Intrastate                                263        280         521         552
Long distance service                       185        192         376         381
Other                                       302        289         623         557
------------------------------------------------------------------------------------
Total operating revenues                  2,802      2,700       5,578       5,301
------------------------------------------------------------------------------------

Operating Expenses
Operations and support                    1,465      1,474       2,896       2,857
Depreciation and amortization               532        496       1,047         976
------------------------------------------------------------------------------------
Total operating expenses                  1,997      1,970       3,943       3,833
------------------------------------------------------------------------------------
Operating Income                            805        730       1,635       1,468
------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                            (95)       (93)       (189)       (182)
Other income (expense) - net                  3          2           4          (8)
------------------------------------------------------------------------------------
Total other income (expense)                (92)       (91)       (185)       (190)
------------------------------------------------------------------------------------

Income Before Income Taxes                  713        639       1,450       1,278
------------------------------------------------------------------------------------

Income Taxes                                262        237         534         474
------------------------------------------------------------------------------------

Net Income                              $   451    $   402    $    916    $    804
------------------------------------------------------------------------------------

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
-----------------------------------------------------------------------------------
BALANCE SHEETS
Dollars in millions
-----------------------------------------------------------------------------------
                                                            June 30,   December 31,
                                                         --------------------------
                                                             1999          1998
-----------------------------------------------------------------------------------
Assets                                                     (Unaudited)
Current Assets
Cash and cash equivalents                                $        67   $        60
Accounts receivable - net of allowances for
     uncollectibles of $61 and $47                             1,825         1,953
Prepaid expenses                                                 300           174
Deferred income taxes                                            102           152
Other current assets                                             197           199
-----------------------------------------------------------------------------------
Total current assets                                           2,491         2,538
-----------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                       33,546        32,602
 Less: Accumulated depreciation and amortization              20,031        19,398
-----------------------------------------------------------------------------------
Property, Plant and Equipment - Net                           13,515        13,204
-----------------------------------------------------------------------------------
Other Assets                                                     107            37
-----------------------------------------------------------------------------------
Total Assets                                             $    16,113   $    15,779
-----------------------------------------------------------------------------------

Liabilities and Shareowner's Equity
Current Liabilities
Intercompany loans                                       $     2,051   $     1,766
Current portion of long-term obligations                         204            64
-----------------------------------------------------------------------------------
Total debt maturing within one year                            2,255         1,830
Accrued taxes                                                    743           526
Accounts payable and accrued liabilities                       2,178         2,323
-----------------------------------------------------------------------------------
Total current liabilities                                      5,176         4,679
-----------------------------------------------------------------------------------
Long-Term Debt                                                 4,210         4,358
-----------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                            527           461
Postemployment benefit obligation                              2,469         2,528
Unamortized investment tax credits                               178           193
Other noncurrent liabilities                                     279           298
-----------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities        3,453         3,480
-----------------------------------------------------------------------------------

Shareowner's Equity
Common stock - one share, no par value                             1             1
Paid-in surplus                                                2,545         2,545
Retained earnings                                                728           716
-----------------------------------------------------------------------------------
Total shareowner's equity                                      3,274         3,262
-----------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity                $    16,113   $    15,779
-----------------------------------------------------------------------------------

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
------------------------------------------------------------------------------------
                                                                Six months ended
                                                                     June 30,
                                                               ---------------------
                                                                1999        1998
------------------------------------------------------------------------------------
Operating Activities
Net income                                                   $     916   $    804
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                  1,047        976
  Provision for uncollectible accounts                              75         63
  Amortization of investment tax credits                           (15)       (16)
  Deferred income tax expense                                      117         26
  Other - net                                                     (139)      (486)
------------------------------------------------------------------------------------
Total adjustments                                                1,085        563
------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                        2,001      1,367
------------------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                           (1,365)    (1,246)
------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                           (1,365)    (1,246)
------------------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                                285        926
Issuance of long-term debt                                           -        195
Repayment of long-term debt                                        (10)      (558)
Dividends paid                                                    (904)      (798)
Equity received from parent                                          -        100
------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                             (629)      (135)
------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 7        (14)
------------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                         60         79
------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                      $      67   $     65
------------------------------------------------------------------------------------

Cash paid during the six months ended June 30 for:
   Interest                                                  $     189   $    194
   Income taxes                                              $     165   $    151

See Notes to Financial Statements.

SOUTHWESTERN BELL TELEPHONE COMPANY
----------------------------------------------------------------------------
STATEMENT OF SHAREOWNER'S EQUITY
Dollars in millions
(Unaudited)
----------------------------------------------------------------------------
                                          Common      Paid-in      Retained
                                           Stock      Surplus      Earnings
----------------------------------------------------------------------------
Balance, December 31, 1998             $       1    $   2,545    $     716
Net income                                     -            -          916
Dividends to shareowner                        -            -         (904)
----------------------------------------------------------------------------
Balance, June 30, 1999                 $       1    $   2,545    $     728
----------------------------------------------------------------------------

See Notes to Financial Statements.


                              * * * *


SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:            1999          1998
                                                       --------      -------

  Debt ratio........................................    66.38%       65.92%
  Network access lines in service (000).............    16,749       16,144
  Access minutes of use (000,000)...................    32,407       30,865
  Resold lines (000)................................       617          393
  Number of employees...............................    50,360       50,830

SOUTHWESTERN BELL TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions

1. BASIS OF PRESENTATION Southwestern Bell Telephone Company (SWBell) is a wholly-owned subsidiary of SBC Communications Inc. (SBC). The financial statements have been prepared by SWBell pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in SWBell's 1998 Annual Report on Form 10-K filed with the SEC. Comprehensive income for SWBell is the same as net income for all periods presented. As SWBell operates in only one of SBC's segments, wireline telecommunications services, separate segment reporting is not applicable to SWBell.

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

   As a result of these reviews, a benefit of $20 ($13 after tax) in the fourth quarter of 1998 and charges of $141 ($87 after tax) in the second quarter of 1997 were recognized by SWBell. Remaining accruals for anticipated cash expenditures related to these decisions were approximately $20 at June 30, 1999 and $27 at December 31, 1998.

SOUTHWESTERN BELL TELEPHONE COMPANY

Dollars in millions

3. SOFTWARE COSTS The American Institute of Certified Public Accountants issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the costs of computer software purchased or developed for internal use were expensed as incurred. However, initial operating system software costs were, and continue to be, capitalized.

   With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with SWBell's former method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period. The effect of adopting the SOP was to increase net income by approximately $26 for the second quarter of 1999 and by $36 for the first six months of 1999.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS

Overview Financial results for Southwestern Bell Telephone Company (SWBell) for the first six months of 1999 and 1998 are summarized as follows:

---------------------------------------------------------------------------
                                                     Six-Month Period
                                              -----------------------------
                                                                   Percent
                                                   1999     1998   Change
---------------------------------------------------------------------------
Operating revenues                             $  5,578 $  5,301      5.2%
Operating expenses                             $  3,943 $  3,833      2.9%
Net income                                     $    916 $    804     13.9%
===========================================================================

SWBell's net income for the first six months of 1999 increased $112, or 13.9%. The primary factor contributing to the increase in net income during the first six months of 1999 was growth in demand for services and products and a slowing of growth in operating expenses due to merger related initiatives and benefits.

Operating Revenues SWBell's operating revenues increased $277, or 5.2%, in the first six months of 1999. Components of operating revenues for the first six months of 1999 and 1998 are as follows:

-----------------------------------------------------------------------------
                                                       Six-Month Period
                                              -------------------------------
                                                                     Percent
                                                  1999     1998      Change
-----------------------------------------------------------------------------
Local service                                 $  2,819  $ 2,674         5.4%
Network access:
   Interstate                                    1,239    1,137         9.0
   Intrastate                                      521      552        (5.6)
Long distance service                              376      381        (1.3)
Other                                              623      557        11.8
-------------------------------------------------------------------
     Total                                    $ 5,578   $ 5,301         5.2%
============================================================================

      Local service revenues increased for the first six months of 1999 by $145, or 5.4%, due primarily to increases in demand totaling more than $150, including increases in demand for access lines, vertical services, and data-related services revenues. The number of access lines increased by 3.8% since June 30, 1998, of which 63% was due to growth in Texas.
      Approximately 33% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, including Caller ID, Call Waiting and other enhanced services, increased by nearly 12% totaling more than $516 for the first six months of 1999. The increase in demand was partially offset by a decline in the public telephone business totaling approximately $50. Local service revenues also increased with the introduction and deployment of extended local area service plans deployed in the third quarter of 1998 by approximately $20, resulting in a shift of revenue from long distance service. The overall increase to total operating revenues resulting from introduction of the plans was approximately $6.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued


      Network access Interstate network access revenues increased $102, or 9.0%, in the first six months of 1999 due largely to increases in demand for access services by interexchange carriers, special access, and growth in revenues from end-user charges, attributable to an increasing access line base totaling approximately $122. Additional increases totaling approximately $24 were related to customer number portability cost recovery, net of a Federal Communications Commission (FCC) retroactive rate  decrease  implemented  in the  second  quarter  of  1999,  effective
      February 1999 and access reform issues. Partially offsetting these increases were the effects of the July 1998 rate reduction of approximately $45 related to the federal productivity factor adjustment.

      Intrastate network access revenues decreased $31, or 5.6%, in the first six months of 1999. Decreases of approximately $35 were driven primarily by state regulatory rate order reductions including a rate reduction due to the elimination of a state toll pool program effective January 1999. The elimination of the toll pool program had an offset that increased long distance revenues. Overall demand increased by approximately $5, including usage by alternative intraLATA toll carriers.

      Long distance service revenues were essentially unchanged in the first six months of 1999. Long distance revenues increased by approximately $20 due to the elimination of payments made to a state toll pool program in 1998 and by approximately $11 due to expanded area charges implemented in Texas. These increases were partially offset by reduced demand for services as a result of price competition from alternative intraLATA toll carriers and regulatory rate orders totaling approximately $17. As discussed in local service, long distance revenues decreased by approximately $14 due to the introduction and deployment of extended area local service plans.

      Other operating revenues increased $66, or 11.8%, in the first six months of 1999. Approximately $32 was due to increased demand for nonregulated services and products, including consumer equipment and network integration services. Also contributing to the increase was the June 1998 repricing of maintenance and trouble diagnosis services related to inside wire located on customers' premises of approximately $27 and an increase in state universal fund net receipts of approximately $8.

Operating Expenses SWBell's operating expenses increased $110, or 2.9%, in the first six months of 1999. Components of operating expenses for the first six months of 1999 and 1998 are as follows:

---------------------------------------------------------------------------
                                                      Six-Month Period
                                              -----------------------------
                                                                    Percent
                                                  1999     1998     Change
---------------------------------------------------------------------------
Operations and support                        $  2,896  $   2,857      1.4%
Depreciation and amortization                    1,047        976      7.3
------------------------------------------------------------------
  Total                                       $  3,943  $   3,833      2.9%
===========================================================================

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

RESULTS OF OPERATIONS - Continued


      Operations and support increased $39, or 1.4%, in the first six months of 1999. The increase includes costs associated with reciprocal compensation for the termination of Internet traffic of approximately $55. Other increases include wages and salaries of approximately $48, research and development and materials of approximately $21 and benefits and employee related costs of approximately $13. These increases were partially offset by reductions in the use of contract labor and customer number portability costs totaling approximately $37. Also offsetting the increase was a reduction in right to use fees that are now capitalized with the implementation of the software capitalization policy (see Note 3 of Notes to Financial Statements) of approximately $39, a reduction in property and other taxes of $12 and other non-labor related cost reductions of $22.

      Depreciation  and  amortization  increased  $71, or 7.3%, in the first six
      months  of  1999.   The  net  increase  was  due  primarily  to  increased
      depreciation expense from overall higher plant levels.

Income Taxes increased $60, or 12.7%, in the first six months of 1999 primarily due to higher income before income taxes.

COMPETITIVE AND REGULATORY ENVIRONMENT

Texas Legislation In May 1999, the Texas legislature adopted Senate Bill 560, as amended. The bill, which will become law on September 1, 1999, extends incentive regulation indefinitely, provides more pricing flexibility on certain products offered by SWBell, such as Caller ID, operator service and directory assistance, and allows SWBell to package some services in ways attractive to customers. The bill also requires SWBell to reduce the intrastate switched access rate it charges to long distance carriers by 1 cent on September 1, 1999 and by 2 additional cents on the earlier of SWBell's entry into the long distance market or July 1, 2000. This 1 cent reduction in intrastate access rates taking effect on September 1, 1999 is expected to result in a reduction of intrastate network access revenues of approximately $25 for the remainder of 1999.

Reciprocal Compensation is billed to SWBell by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. SBC Communications Inc. (SBC) believes that under the Telecommunications Act of 1996 (Telecom Act) the state commissions have authority to order reciprocal compensation only for intrastate or local traffic, while the FCC has authority over interstate and interexchange traffic. SBC believes most Internet traffic is interexchange and interstate. Several state commissions have taken the position that Internet communications is intrastate or local traffic and ordered SWBell to pay reciprocal compensation to certain CLECs pursuant to existing contracts. In February 1999, the FCC declared that Internet traffic is not intrastate or local traffic but instead is primarily interstate subject to interstate jurisdiction. However, the FCC added that state commissions, interpreting existing contracts and consistent with federal law, might nevertheless order payment of reciprocal compensation for Internet traffic in certain circumstances. In March 1999, MCI WorldCom filed an appeal of the FCC ruling and certain local exchange carriers also appealed; the outcome of these appeals is pending. SWBell has been recording expense for amounts sought by certain CLECs for the termination of Internet traffic to Internet Service Providers.

Customer Local Number  Portability  Long-term  customer local number portability
(LNP) allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order on recovery of costs incurred for LNP by local exchange carriers. This order provides for the levying of federally tariffed LNP monthly end-user charges for a five-year period, beginning in February 1999. SWBell began recovering LNP costs at the rate of 48 cents per access line per month. In July 1999, the FCC issued an order on SWBell's rate, revising the rate to 33 cents, with a refund obligation for the period of February through July 1999. SWBell recorded $10 in the second quarter of 1999 related to the rate reduction.

SOUTHWESTERN BELL TELEPHONE COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations Dollars in millions

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

Federal Access Rates In May 1999, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) ruled that the FCC failed to adequately explain certain changes to part of the formula used to calculate the access rates local carriers, such as SWBell, charge long distance carriers. Specifically, the Court of Appeals disagreed with the FCC's rationale for making certain changes to the "X factor" adjustment, the purpose of which is to ensure that access rates decrease as local phone company productivity increases, and ordered the FCC to reevaluate the formula. The Court of Appeals did not state whether the FCC should have made specific adjustments that would have resulted in either higher or lower access rates. In a subsequent order, the Court of Appeals stayed the mandate of this decision until April 1, 2000. The effect of the Court of Appeal's decision on SWBell's results of operations and financial position cannot be determined at this time.

Shared Transport In June 1999, the United States Supreme Court (Supreme Court) set aside an August 1998 United States Court of Appeals for the Eighth Circuit ( 8th Circuit) ruling that major carriers, such as SWBell, could be forced to lease, at a discount, shared transport service for carrying phone calls among telephone company central switching offices. The 8th Circuit had held that such shared transport was subject to mandatory leasing under the Telecom Act. The Supreme Court previously ruled that the FCC ignored some limits in the Telecom Act when it drew up rules for mandatory leasing and in light of that prior ruling, ordered the 8th Circuit to reconsider the shared transport ruling. The effect of this ruling on SWBell cannot be determined at this time.

OTHER BUSINESS MATTERS

New Accounting  Standards In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value and changes in the fair value of the derivatives to be recorded in net income or comprehensive income. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of the FASB Statement No. 133" (FAS 137) that among other items, defers the date that FAS 133 must be adopted to years beginning after June 15, 2000. Earlier adoption is permitted. SBC is currently evaluating the impact of the change in accounting required by FAS 133 and FAS 137, but is not able to quantify the effect at this time.

See Note 3 of Notes to Financial Statements for a discussion of the new accounting standard on software costs.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. Company-wide teams are in place to address and resolve Year 2000 issues and processes are under way to evaluate and manage the risks and costs associated with preparing SBC's date-impacted systems and networks for the new century.

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

The inventory and assessment phase was estimated to require 20% of the overall effort and included the identification and prioritization of items that could be impacted by the Year 2000 and the determination of the work effort required to ensure compliance. The inventory and assessment phase was completed in 1998. This process involved reviewing over 340 million lines of software code, 1,200 central office switches, 7,000 company buildings, conducting an inventory and assessment of 124,000 personal computers and coordinating with 1,500 suppliers. SBC must obtain adequate assurance that the 15,000 products they provide will be Year 2000 compliant or determine and address any appropriate contingency plans or backup systems.

Making the hardware and software fixes was the second phase of the process and was estimated to require 25% of the overall effort. This activity involved modifying program code, upgrading computer software and upgrading or replacing hardware. The hardware and software fixes were completed as of June 30, 1999.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998 and is substantially complete. Contingency plans have been written and will be finalized by August 31, 1999.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. Ninety-eight percent of the deployment phase was completed as of June 30, 1999.

SBC has budgeted $265 on the entire project, with approximately $197 spent through June 30, 1999.

The activities involved in SBC's Year 2000 project require estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Southwestern Bell Telephone Company



August 6, 1999                        /s/ William B. McCullough
                                      ________________________________________
                                      William B. McCullough
                                      Vice President and Chief Financial Officer